Form 10-Q
period 2022-03-31
NorthView Acquisition Corp
filed 2022-05-12
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No.

001-41177

NORTHVIEW ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3437271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 West 25th St., 9th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 494-9022

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NVAC	The Nasdaq Stock Market LLC
Rights, each right convertible into one-tenth of one share of common stock	NVACR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	NVACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☒    No  ☐

As of May 9, 2022, there were 24,168,750 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets:
Cash	$510,876	$741,228
Prepaid expenses and other current assets	378,589	332,396
Accounts receivable – related party	25,000	25,000
Total Current Assets	914,465	1,098,624
Prepaid expenses, non-current	229,858	308,218
Cash and marketable securities held in Trust Account	191,726,645	191,653,961
Total Assets	$192,870,968	$193,060,803

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$85,588	$104,898
Due to related party	—	1,613
Total Current Liabilities	85,588	106,511
Warrant liabilities	3,338,093	7,216,022
Total Liabilities	3,423,681	7,322,533

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 18,975,000 shares at redemption value of $10.10 at March 31, 2022 and December 31, 2021	191,647,500	191,647,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding (excluding 18,975,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	519	519
Additional paid-in capital	—	—
Accumulated deficit	(2,200,732)	(5,909,749)
Total Stockholders’ Deficit	(2,200,213)	(5,909,230)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$192,870,968	$193,060,803

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Formation and operating costs	$241,596

Loss from operations	(241,596)

Other income
Interest income earned on cash and marketable securities held in trust account	72,684
Change in fair value of warrant liabilities	3,877,929

Total other income	3,950,613

Net income	$3,709,017

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	18,975,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.15
Basic and diluted weighted average shares outstanding, common stock	5,193,750
Basic and diluted net income per share, common stock	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)
Net income	—	—	—	3,709,017	3,709,017
Balance as of March 31, 2022	5,193,750	$519	$—	$(2,200,732)	$(2,200,213)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flows from operating activities:
Net income	$3,709,017
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(72,684)
Change in fair value of warrant liabilities	(3,877,929)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32,167
Accrued offering costs and expenses	(19,310)
Due to related party	(1,613)
Net cash used in operating activities	(230,352)
Net change in cash	(230,352)
Cash, beginning of the period	741,228
Cash, end of the period	$510,876

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Liquidity

NorthView Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on April 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target. While the Company may pursue an initial Business Combination target in any business, industry or geographical location, it intends to focus its search on businesses that are focused on healthcare innovation.

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 7,347,500 warrants (the “Private Placement Warrants”), which included 697,500 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option granted to the underwriters, to NorthView Sponsor I, LLC, I-Bankers Securities, Inc., and Dawson James Securities, Inc. at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,347,500, which is discussed in Note 4.

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

All of the Public Shares, or shares of our common stock sold as part of the IPO, contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $0.5 million in cash and working capital of approximately $0.8 million. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by March 22, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2023.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 18, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. For the three months ended March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
Cash	$1,483	$—	$—	$1,483
U.S. Treasury Bills	191,725,162	—	(139,298)	191,585,864
	$191,726,645	$—	$(139,298)	$191,587,347

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$1,483	$—	$—	$1,483
U.S. Treasury Bills	191,652,478	—	(12,912)	191,639,566
	$191,653,961	$—	$(12,912)	$191,641,049

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments, such as warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Net Income Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each category of common stock:

	For the three months ended March 31, 2022
	Common stock subject to possible redemption	Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,911,967	$797,050

Denominator:
Weighted-average shares outstanding	18,975,000	5,193,750
Basic and diluted net income per share	$0.15	$0.15

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

As of March 31, 2022 and December 31, 2021, the amount of public common stock reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	13,802,926
Contingently redeemable common stock	$191,647,500

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 4 - Private Placement

The Company’s Sponsor, I-Bankers and Dawson James have purchased an aggregate of 7,347,500 Private Placement Warrants (which included 697,500 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option) at a price of $1.00 per warrant ($7,347,500 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Of such amount, 5,162,500 Private Placement Warrants were purchased by the Sponsor and 2,185,000 Private Placement Warrants were purchased by I-Bankers and Dawson James.

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

Promissory Note - Related Party

On April 19, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and was to be due at the earlier of September 30, 2021 or the closing of the IPO. On November 5, 2021, the Company amended the promissory note to increase the principal amount up to $200,000 with a due date at the earlier of April 30, 2022 or the closing of the IPO.

Through the IPO, the Company borrowed $200,000 under the promissory note and an additional $4,841 was advanced from the Sponsor. These amounts were repaid in full upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions). The Company paid $25,000 in excess which is owed back to the Company, and is accounted for as due from related party as of March 31, 2022 and December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company will pay an affiliate of one of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, $15,000 had been incurred and paid relating to the administrative service fee.

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

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the closing date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period described in Note 5. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Representative’s Shares

On December 22, 2021, the Company issued 450,000 shares (Representative Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). I-Bankers and Dawson James (and/or their designees) have agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, I-Bankers and Dawson James (and/or their designees) have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The fair value of the Representative’s Shares issued are recognized as offering costs directly attributable to the issuance of an equity contract to be classified in equity and are recorded as a reduction of equity (see Note 1). The fair value of the Representative’s Shares of $3,570,576 was determined utilizing a Monte Carlo simulation with the following inputs at December 22, 2021:

December 22, 2021
Input
Risk-free interest rate	0.76%
Expected term (years)	2.27
Expected volatility	11.4%
Stock price	$10.00
Fair value of Representative’s Shares	$7.93

Representative’s Warrants

The Company granted to I-Bankers and Dawson James (and/or their designees) 569,250 warrants (which included 74,250 warrants issued pursuant to the full exercise of the over-allotment option) exercisable at $11.50 per share (or an aggregate exercise price of $6,546,375) at the closing of the IPO. The Representative Warrants issued are recognized as derivative liabilities in accordance with ASC 815-40 and recorded as liabilities at fair value each reporting period (see Notes 1 and 8). The warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement of which the IPO forms a part and the closing of the initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers and Dawson James have agreed that neither they nor their designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement of which the IPO forms a part. The warrants and such shares purchased pursuant to the warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the IPO forms a part pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The warrants grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which the IPO forms a part with respect to the registration under the Securities Act of the shares issuable upon exercise of the warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the warrants. The holder of the warrants will not be entitled to exercise the warrants for cash unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available.

Note 7 - Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of March 31, 2022 and December 31, 2021, there were 5,193,750 shares of common stock issued and outstanding, excluding 18,975,000 shares of common stock subject to redemption.

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

Note 8 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$1,801,676	$1,801,676	$-	$-
Warrant liabilities – Private Placement Warrants	1,425,942	-	-	1,425,942
Warrant liabilities – Representative’s Warrants	110,475	-	-	110,475
Total	$3,338,093	$1,801,676	$-	$1,536,417

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$3,890,177	$-	$-	$3,890,177
Warrant liabilities – Private Placement Warrants	3,086,701	-	-	3,086,701
Warrant liabilities – Representative’s Warrants	239,144	-	-	239,144
Total	$7,216,022	$-	$-	$7,216,022

The Public Warrants, the Private Placement Warrants and the Representative’s Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants and the subsequent measurement at December 31, 2021. The subsequent measurement of the Public Warrants at March 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022, the aggregate value of Public Warrants was $1,801,676.

The Company uses a Monte Carlo simulation model to value the Private Placement Warrants and the Representative’s Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one shares of Common Stock and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Common Stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Private Placement Warrants and the Representative’s Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at March 31, 2022 and December 31, 2021:

March 31, 2022
Input
Risk-free interest rate	2.41%
Expected term (years)	6.00
Expected volatility	3.0%
Exercise price	$11.50
Fair value of Common stock	$9.82

December 31, 2021
Input
Risk-free interest rate	1.37%
Expected term (years)	6.25
Expected volatility	10.8%
Exercise price	$11.50
Fair value of Common stock	$9.07

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three months ended March 31, 2022:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(1,660,759)	(2,088,501)	(128,669)	(3,877,929)
Transfer out of Level 3 to Level 1	-	(1,801,676)	-	(1,801,676)
Fair value at March 31, 2022	$1,425,942	$-	$110,475	$1,536,417

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There was a transfer out of Level 3 to Level 1 for the fair value of the Public Warrants when they began to trade separately from the Units during the three months ended March 31, 2022.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “NorthView Acquisition Corp.,” “our,” “us” or “we” refer to NorthView Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the three months ended March 31, 2022 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $3,709,017, which consisted of a gain of $3,877,929 for the change in fair value of our warrant liabilities and interest income of $72,684, offset by formation and operating costs of $241,596. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $0.5 million in cash and working capital of approximately $0.8 million. Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a capital contribution from the sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the sponsor of $204,841, which was fully paid upon the initial public offering. Subsequent to the consummation of the initial public offering and private placement, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended business combination, the initial stockholders or an affiliate of the initial stockholders or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

We have until March 22, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by March 22, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should us be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after March 22, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. For the three months ended March 31, 2022, we incurred $15,000 of administrative services fees.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Net Income Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the period ended December 31, 2021 filed with the SEC except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 22, 2021, we consummated our Initial Public Offering of 18,975,000 Units, which included 2,475,000 Units issued pursuant to the full exercise of the over-allotment option granted to the underwriters, generating gross proceeds of $189,750,000. I-Bankers Securities, Inc. and Dawson James Securities, Inc. acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statements on Form S-1 (Nos. 333-257156 and 333-261763). The Securities and Exchange Commission declared the registration statement effective on December 20, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 7,347,500 Private Placement Warrants to the Sponsor and I-Bankers and Dawson James at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,347,500.

The Private Placement Warrants are identical to the Warrants sold in the IPO except that the Private Placement Warrants: (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHVIEW ACQUISITION CORP.

Date: May 11, 2022	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer