Form 10-Q
period 2022-06-30
NorthView Acquisition Corp
filed 2022-08-11
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 24,168,750 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Part III. Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets:
Cash	$480,726	$741,228
Prepaid expenses and other current assets	352,063	332,396
Accounts receivable – related party	—	25,000
Total Current Assets	832,789	1,098,624
Prepaid expenses, non-current	150,626	308,218
Cash and marketable securities held in Trust Account	191,879,977	191,653,961
Total Assets	$192,863,392	$193,060,803

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$128,721	$104,898
Income tax payable	26,522	—
Due to related party	5,000	1,613
Total Current Liabilities	160,243	106,511
Warrant liabilities	2,043,499	7,216,022
Total Liabilities	2,203,742	7,322,533

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 18,975,000 shares at redemption value of approximately $10.11 and $10.10 at June 30, 2022 and December 31, 2021, respectively	191,779,978	191,647,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding (excluding 18,975,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	519	519
Additional paid-in capital	—	—
Accumulated deficit	(1,120,847)	(5,909,749)
Total Stockholders’ Deficit	(1,120,328)	(5,909,230)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$192,863,392	$193,060,803

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period from April 19, 2021 (inception) through June 30, 2021
Formation and operating costs	$217,525	$459,121	$338
Loss from operations	(217,525)	(459,121)	(338)

Other income:
Interest income earned on cash and marketable securities held in Trust Account	161,816	234,500	—
Change in fair value of warrant liabilities	1,294,594	5,172,523	—
Total other income	1,456,410	5,407,023	—

Income (loss) before provision for income tax	1,238,885	4,947,902	(338)
Income tax provision	(26,522)	(26,522)	—
Net income (loss)	$1,212,363	$4,921,380	$(338)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	18,975,000	18,975,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.05	$0.20	$—
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750	4,125,000	(1)(2)(3)
Basic and diluted net income (loss) per share, common stock	$0.05	$0.20	$(0.00)

(1)	Excludes up to 618,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).
(2)	In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. All shares and associated amounts were retroactively restated to reflect the share surrender (see Notes 5 and 7).
(3)	On December 20, 2021, the Company effected a 1.1-for-1 stock dividend resulting in the Sponsor holding 4,743,750 shares of common stock. All shares and associated amounts were retroactively restated to reflect the stock dividend (see Notes 5 and 7)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM

APRIL 19, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)
Net income	—	—	—	3,709,017	3,709,017
Balance as of March 31, 2022 (unaudited)	5,193,750	519	$—	(2,200,732)	(2,200,213)
Accretion of common stock to redemption value	—	—	—	(132,478)	(132,478)
Net income	—	—	—	1,212,363	1,212,363
Balance as of June 30, 2022 (unaudited)	5,193,750	$519	$—	$(1,120,847)	$(1,120,328)

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders’
	Shares (1) (2) (3)	Amount	Capital	Deficit	Equity

Balance as of April 19, 2021 (inception)	—	$—	$—	$—	$—
Class B common stock issued to initial stockholder	4,743,750	474	24,526	—	25,000
Net loss	—	—	—	(338)	(338)
Balance as of June 30, 2021 (unaudited)	4,743,750	$474	$24,526	$(338)	$24,662

(1)	Includes up to 618,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).
(2)	In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. All shares and associated amounts were retroactively restated to reflect the share surrender (see Notes 5 and 7).
(3)	On December 20, 2021, the Company effected a 1.1-for-1 stock dividend resulting in the Sponsor holding 4,743,750 shares of common stock. All shares and associated amounts were retroactively restated to reflect the stock dividend (see Notes 5 and 7)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from April 19, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net income (loss)	$4,921,380	$(338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(234,500)	—
Change in fair value of warrant liabilities	(5,172,523)	—
Changes in operating assets and liabilities:		—
Prepaid expenses and other current assets	137,925	—
Accrued offering costs and expenses	23,823	338
Income tax payable	26,522	—
Due to related party	3,387	—
Net cash used in operating activities	(293,986)	—

Cash flows from investing activities:
Reimbursement of franchise tax payment from Trust Account	8,484	—
Reimbursement by related party	25,000	—
Net cash provided by investing activities	33,484	—

Net change in cash	(260,502)	—
Cash, beginning of the period	741,228	—
Cash, end of the period	$480,726	$—
Supplemental disclosure of cash flow information:
Accretion of common stock to redemption value	$132,478	$—
Deferred offering costs paid through issuance of founder shares	$—	$25,000
Deferred offering costs paid through issuance of promissory note	$—	$136,968
Deferred offering costs included in accrued offering costs and expenses	$—	$30,900

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $0.5 million in cash and working capital of approximately $0.8 million. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by March 22, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2023.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 18, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

On June 29, 2022, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $8,484 of interest income from the Trust Account was withdrawn by the Company for the payment of its taxes.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the unaudited condensed statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
Cash	$1,415	$—	$—	$1,415
U.S. Treasury Bills	191,878,562	—	(86,497)	191,792,065
	$191,879,977	$—	$(86,497)	$191,793,480

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$1,483	$—	$—	$1,483
U.S. Treasury Bills	191,652,478	—	(12,912)	191,639,566
	$191,653,961	$—	$(12,912)	$191,641,049

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 2.14% and 0.54% for the three and six months ended June 30, 2022, respectively, and 0.00% for the period from April 19, 2021 (inception) through June 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments, such as warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for the 17,404,250 warrants issued in connection with the IPO (the 9,487,500 Public Warrants, the 7,347,500 Private Placement Warrants, and the 569,250 Representative Warrants inclusive of the underwriters’ over-allotment option) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations (See Note 8).

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

Net Income (Loss) Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category of common stock:

	For the three months ended June 30, 2022		For the six months ended June 30, 2022		For the period from April 19, 2021 (inception) through June 30, 2021
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$951,832	$260,531	$3,863,799	$1,057,581	$—	$(338)

Denominator:
Weighted-average shares outstanding	18,975,000	5,193,750	18,975,000	5,193,750	—	4,125,000 (1)
Basic and diluted net income (loss) per share	$0.05	$0.05	$0.20	$0.20	$—	$(0.00)

(1)	Excludes up to 618,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

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

As of June 30, 2022, the amount of public common stock reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock - 2021	13,802,926
Accretion of redeemable common stock - 2022	132,478
Contingently redeemable common stock	$191,779,978

As of December 31, 2021, the amount of public common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	13,802,926
Contingently redeemable common stock	$191,647,500

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

Through the IPO, the Company borrowed $200,000 under the promissory note and an additional $4,841 was advanced from the Sponsor. These amounts were repaid in full upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions). The Company paid $25,000 in excess which was owed back to the Company upon the closing of the IPO, and was returned by the Sponsor on June 15, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, $15,000 and $33,387, respectively, had been incurred relating to the administrative service fee. As of June 30, 2022, $5,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

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

Business Combination Marketing Agreement

Under a Business Combination marketing agreement, the Company engaged I-Bankers and Dawson James as advisors in connection with the Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company is obligated to pay I-Bankers and Dawson James a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount of 3.68% of the gross proceeds of the IPO, or $6,986,250.

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

Note 7 - Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of June 30, 2022 and December 31, 2021, there were 5,193,750 shares of common stock issued and outstanding, excluding 18,975,000 shares of common stock subject to redemption.

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

Note 8 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$1,091,063	$1,091,063	$-	$-
Warrant liabilities – Private Placement Warrants	883,952	-	-	883,952
Warrant liabilities – Representative’s Warrants	68,484	-	-	68,484
Total	$2,043,499	$1,091,063	$-	$952,436

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$3,890,177	$-	$-	$3,890,177
Warrant liabilities – Private Placement Warrants	3,086,701	-	-	3,086,701
Warrant liabilities – Representative’s Warrants	239,144	-	-	239,144
Total	$7,216,022	$-	$-	$7,216,022

The Public Warrants, the Private Placement Warrants and the Representative’s Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants and the subsequent measurement at December 31, 2021. The subsequent measurement of the Public Warrants at June 30, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $1,091,063 and $3,890,177, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Input
Risk-free interest rate	3.02%	1.37%
Expected term (years)	5.86	6.25
Expected volatility	8.9%	10.8%
Exercise price	$11.50	$11.50
Fair value of Common stock	$9.90	$9.07

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the six months ended June 30, 2022:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(1,660,759)	(2,088,501)	(128,669)	(3,877,929)
Transfer out of Level 3 to Level 1	—	(1,801,676)	—	(1,801,676)
Fair value at March 31, 2022	1,425,942	—	110,475	1,536,417
Change in fair value of warrant liabilities	(541,990)	—	(41,991)	(583,981)
Fair value at June 30, 2022	$883,952	$—	$68,484	$952,436

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

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the six months ended June 30, 2022 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,212,363, which consisted of a gain of $1,294,594 for the change in fair value of our warrant liabilities and interest income of $161,816, offset by formation and operating costs of $217,525 and income tax provision of $26,522. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the six months ended June 30, 2022, we had net income of $4,921,380, which consisted of a gain of $5,172,523 for the change in fair value of our warrant liabilities and interest income of $234,500, offset by formation and operating costs of $459,121 and income tax provision of $26,522. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the period from April 19, 2021 (inception) through June 30, 2021, we had a net loss of $338 which consisted of a formation and operating costs of $338.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $0.5 million in cash and working capital of approximately $0.8 million.

For the six months ended June 30, 2022, cash used in operating activities was $293,986. Net income of $4,921,380 was impacted primarily by changes in operating assets and liabilities of $191,657, offset by trust interest income of $234,500 and change in fair value of our warrant liabilities of $5,172,523.

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

We have until March 22, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by March 22, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should us be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after March 22, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. For the three and six months ended June 30, 2022, $15,000 and $33,387, respectively, had been incurred relating to the administrative service fee. As of June 30, 2022, $5,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

We have engaged I-Bankers and Dawson James as advisors in connection with our acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We have agreed to pay I-Bankers and Dawson James for such services a fee equal to 3.68% of the gross proceeds of the Public Offering.

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

Warrant Liabilities

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our unaudited condensed statements of operations.

Net Income (Loss) Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the period ended December 31, 2021 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 22, 2021, we consummated our Initial Public Offering of 18,975,000 Units, which included 2,475,000 Units issued pursuant to the full exercise of the over-allotment option granted to the underwriters, generating gross proceeds of $189,750,000. I-Bankers Securities, Inc. and Dawson James Securities, Inc. acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-257156 and 333-261763). The Securities and Exchange Commission declared the registration statement effective on December 20, 2021.

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

NORTHVIEW ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer