Form 10-Q
period 2022-09-30
NorthView Acquisition Corp
filed 2022-11-10
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 24,168,750 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from April 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from April 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4.	Controls and Procedures	26
Part II. Other Information		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Part III. Signatures		30

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets:
Cash	$372,871	$741,228
Prepaid expenses and other current assets	332,671	332,396
Accounts receivable – related party	—	25,000
Total Current Assets	705,542	1,098,624
Prepaid expenses, non-current	70,525	308,218
Cash and marketable securities held in Trust Account	193,016,803	191,653,961
Total Assets	$193,792,870	$193,060,803

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$320,798	$104,898
Income tax payable	69,484	—
Due to related party	10,000	1,613
Total Current Liabilities	400,282	106,511
Warrant liabilities	969,125	7,216,022
Total Liabilities	1,369,407	7,322,533

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 18,975,000 shares at redemption value of approximately $10.16 and $10.10 at September 30, 2022 and December 31, 2021, respectively	192,797,319	191,647,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding (excluding 18,975,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	519	519
Additional paid-in capital	—	—
Accumulated deficit	(374,375)	(5,909,749)
Total Stockholders’ Deficit	(373,856)	(5,909,230)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$193,792,870	$193,060,803

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,			For the nine months ended September 30,	For the period from April 19, 2021 (inception) through September 30,
	2022	2021		2022	2021
Formation and operating costs	$404,425	$—		$863,546	$338
Loss from operations	(404,425)	—		(863,546)	(338)

Other income:
Interest income earned on cash and marketable securities held in Trust Account	1,136,826	—		1,371,326	—
Change in fair value of warrant liabilities	1,074,374	—		6,246,897	—
Total other income	2,211,200	—		7,618,223	—

Income (loss) before provision for income tax	1,806,775	—		6,754,677	(338)
Income tax provision	(42,962)	—		(69,484)	—
Net income (loss)	$1,763,813	$—		$6,685,193	$(338)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	18,975,000	—		18,975,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$—		$0.28	$—
Basic and diluted weighted average shares outstanding, common stock	5,193,750	4,125,000	(1)(2)(3)	5,193,750	4,125,000	(1)(2)(3)
Basic and diluted net income (loss) per share, common stock	$0.07	$—		$0.28	$(0.00)

(1)	Excludes up to 618,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

(2)	In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. All shares and associated amounts were retroactively restated to reflect the share surrender (see Notes 5 and 7).

(3)	On December 20, 2021, the Company effected a 1.1-for-1 stock dividend resulting in the Sponsor holding 4,743,750 shares of common stock. All shares and associated amounts were retroactively restated to reflect the stock dividend (see Notes 5 and 7)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND FOR THE PERIOD FROM

APRIL 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)
Net income	—	—	—	3,709,017	3,709,017
Balance as of March 31, 2022 (unaudited)	5,193,750	519	$—	(2,200,732)	(2,200,213)
Accretion of common stock to redemption value	—	—	—	(132,478)	(132,478)
Net income	—	—	—	1,212,363	1,212,363
Balance as of June 30, 2022 (unaudited)	5,193,750	$519	$—	$(1,120,847)	$(1,120,328)
Accretion of common stock to redemption value	—	—	—	(1,017,341)	(1,017,341)
Net income	—	—	—	1,763,813	1,763,813
Balance as of September 30, 2022 (unaudited)	5,193,750	$519	$—	$(374,375)	$(373,856)

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1) (2) (3)	Amount	Capital	Deficit	Equity

Balance as of April 19, 2021 (inception)	—	$—	$—	$—	$—
Class B common stock issued to initial stockholder	4,743,750	474	24,526	—	25,000
Net loss	—	—	—	(338)	(338)
Balance as of June 30, 2021 (unaudited)	4,743,750	$474	$24,526	$(338)	$24,662
Net loss	—	—	—	—	—
Balance as of September 30, 2021 (unaudited)	4,743,750	$474	$24,526	$(338)	$24,662

(1)	Includes up to 618,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

(2)	In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. All shares and associated amounts were retroactively restated to reflect the share surrender (see Notes 5 and 7).

(3)	On December 20, 2021, the Company effected a 1.1-for-1 stock dividend resulting in the Sponsor holding 4,743,750 shares of common stock. All shares and associated amounts were retroactively restated to reflect the stock dividend (see Notes 5 and 7)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from April 19, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$6,685,193	$(338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(1,371,326)	—
Change in fair value of warrant liabilities	(6,246,897)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	237,418	—
Accrued offering costs and expenses	215,900	338
Income tax payable	69,484	—
Due to related party	8,387	—
Net cash used in operating activities	(401,841)	—

Cash flows from investing activities:
Reimbursement of franchise tax payment from Trust Account	8,484	—
Reimbursement by related party	25,000	—
Net cash provided by investing activities	33,484	—

Net change in cash	(368,357)	—
Cash, beginning of the period	741,228	—
Cash, end of the period	$372,871	$—
Supplemental disclosure of cash flow information:
Accretion of common stock to redemption value	$1,149,819	$—
Deferred offering costs paid through issuance of founder shares	$—	$25,000
Deferred offering costs paid through issuance of promissory note	$—	$137,793
Deferred offering costs included in accrued offering costs and expenses	$—	$31,209

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHVIEW ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Liquidity

NorthView Acquisition Corporation (the “Company” or “Northview”) is a blank check company incorporated in Delaware on April 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target. While the Company may pursue an initial Business Combination target in any business, industry or geographical location, it intends to focus its search on businesses that are focused on healthcare innovation.

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

Following the closing of the Public Offering on December 22, 2021, an amount of $191,647,500 ($10.10 per Unit), excluding $741,228 that was wired to the Company’s operating bank account on December 31, 2021 for working capital purpose, from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) (the “Combination Period”), or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of September 30, 2022 is $10.10 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the fee payable to I-Bankers and Dawson James pursuant to the Business Combination Marketing Agreement (see Note 6).

If the Company is unable to complete an initial Business Combination within the Combination Period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights and warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. Pursuant to the terms of the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC on December 20, 2021, in order to extend the time available for us to consummate our initial business combination, our sponsor or their affiliates or designees, upon five days advance notice prior to the applicable deadline, may deposit into the trust account for each three-month extension, an amount of $1,897,500 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $3,795,000, or approximately $0.20 per share.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.4 million in cash and working capital of approximately $0.5 million. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by March 22, 2023. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination by up to an additional six (6) months or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2023.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock occurring on or after January 1, 2023, by publicly traded U.S. domestic corporations, by certain U.S. domestic subsidiaries of publicly traded foreign corporations, by “covered surrogate foreign corporations” (as defined in the IR Act) and by certain affiliates of the foregoing. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and to prevent the avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 18, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

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

The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Cash	$1,416	$—	$—	$1,416
U.S. Treasury Bills	193,015,387	—	(342,376)	192,673,011
	$193,016,803	$—	$(342,376)	$192,674,427

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$1,483	$—	$—	$1,483
U.S. Treasury Bills	191,652,478	—	(12,912)	191,639,566
	$191,653,961	$—	$(12,912)	$191,641,049

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 2.38% and 1.03% for the three and nine months ended September 30, 2022, respectively, 0.00% for the three months ended September 30, 2021, and 0.00% for the period from April 19, 2021 (inception) through September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from April 19, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category of common stock:

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,384,778	$379,035	$5,248,577	$1,436,616

Denominator:
Weighted-average shares outstanding	18,975,000	5,193,750	18,975,000	5,193,750
Basic and diluted net income per share	$0.07	$0.07	$0.28	$0.28

	For the three months ended September 30, 2021			For the period from April 19, 2021 (inception) through September 30, 2021
	Common stock subject to possible redemption	Common stock		Common stock subject to possible redemption	Common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$—		$—	$(338)

Denominator:
Weighted-average shares outstanding	—	4,125,000	(1)	—	4,125,000 (1)
Basic and diluted net loss per share	$—	$—		$—	$(0.00)

(1)	Excludes up to 618,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

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

As of September 30, 2022, the amount of public common stock reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock - 2021	13,802,926
Accretion of redeemable common stock - 2022	1,149,819
Contingently redeemable common stock	$192,797,319

As of December 31, 2021, the amount of public common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	13,802,926
Contingently redeemable common stock	$191,647,500

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, $15,000 and $48,387, respectively, had been incurred and billed relating to the administrative service fee. As of September 30, 2022, $10,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

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

Note 7 - Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of September 30, 2022 and December 31, 2021, there were 5,193,750 shares of common stock issued and outstanding, excluding 18,975,000 shares of common stock subject to redemption.

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

Note 8 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$521,813	$521,813	$-	$-
Warrant liabilities – Private Placement Warrants	415,149	-	-	415,149
Warrant liabilities – Representative’s Warrants	32,163	-	-	32,163
Total	$969,125	$521,813	$-	$447,312

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$3,890,177	$-	$-	$3,890,177
Warrant liabilities – Private Placement Warrants	3,086,701	-	-	3,086,701
Warrant liabilities – Representative’s Warrants	239,144	-	-	239,144
Total	$7,216,022	$-	$-	$7,216,022

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants and the subsequent measurement at December 31, 2021. The subsequent measurement of the Public Warrants at September 30, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $521,813 and $3,890,177, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Input
Risk-free interest rate	4.03%	1.37%
Expected term (years)	5.56	6.25
Expected volatility	3.0%	10.8%
Exercise price	$11.50	$11.50
Fair value of Common stock	$9.94	$9.07

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2022:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(1,660,759)	(2,088,501)	(128,669)	(3,877,929)
Transfer out of Level 3 to Level 1	—	(1,801,676)	—	(1,801,676)
Fair value at March 31, 2022	1,425,942	—	110,475	1,536,417
Change in fair value of warrant liabilities	(541,990)	—	(41,991)	(583,981)
Fair value at June 30, 2022	883,952	—	68,484	952,436
Change in fair value of warrant liabilities	(468,803)	—	(36,321)	(505,124)
Fair value at September 30, 2022	$415,149	$—	$32,163	$447,312

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There was a transfer out of Level 3 to Level 1 for the fair value of the Public Warrants when they began to trade separately from the Units during the three months ended March 31, 2022.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the Company’s review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 7, 2022, NorthView entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among NorthView, NV Profusa Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of NorthView (“Merger Sub”), and Profusa, Inc., a California corporation (“Profusa”). The Merger Agreement provides that, among other things, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Profusa (the “Merger”), with Profusa surviving as a wholly-owned subsidiary of NorthView. In connection with the Merger, NorthView will change its name to “Profusa, Inc.”

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of NorthView and Profusa. There is no assurance that the Business Combination will be completed.

The aggregate consideration to be received by the Profusa stockholders is based on a pre-transaction equity value of $155,000,000. The exchange ratio will be equal to (a) $155,000,000, divided by an assumed value of NorthView Common Stock of $10.00 per share. Subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares NorthView Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “NorthView Acquisition Corp.,” “NorthView,” “our,” “us” or “we” refer to NorthView Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On November 7, 2022, NorthView entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among NorthView, NV Profusa Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of NorthView (“Merger Sub”), and Profusa, Inc., a California corporation (“Profusa”).

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Profusa (the “Merger”), with Profusa surviving as a wholly-owned subsidiary of NorthView. In connection with the Merger, NorthView will change its name to “Profusa, Inc.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of NorthView and Profusa. There is no assurance that the Business Combination will be completed.

The aggregate consideration to be received by the Profusa stockholders is based on a pre-transaction equity value of $155,000,000. The exchange ratio will be equal to (a) $155,000,000, divided by an assumed value of NorthView Common Stock of $10.00 per share.

Subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares NorthView Common Stock (the “Earnout Shares”). One-quarter of the Earnout Shares will be issued if, between the 18-month anniversary and the two year anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). One-quarter of the Earnout Shares will be issued if, between the first and second anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $14.50 per share for a similar number of days (“Milestone Event II”). One-quarter of the Earnout Shares will be issued if the combined company achieves at least $5,100,000 in revenue or $73,100,000 in revenue in fiscal years 2023 or 2024, respectively (or up to one-half of the Earnout Shares if both milestones are achieved).

Additionally, if Milestone Event I or Milestone Event II are achieved by the second anniversary of the Closing, NorthView’s sponsor, NorthView Sponsor I, LLC and Profusa stockholders, will be issued additional shares up to the amount of any shares forgone as an inducement to obtaining Additional Financings (as defined in the Merger Agreement).

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 30, 2022 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,763,813, which consisted of a gain of $1,074,374 for the change in fair value of our warrant liabilities and interest income of $1,136,826, offset by formation and operating costs of $404,425 and income tax provision of $42,962. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the nine months ended September 30, 2022, we had net income of $6,685,193, which consisted of a gain of $6,246,897 for the change in fair value of our warrant liabilities and interest income of $1,371,326, offset by formation and operating costs of $863,546 and income tax provision of $69,484. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the three months ended September 30, 2021, we did not generate any income or loss.

For the period from April 19, 2021 (inception) through September 30, 2021, we had a net loss of $338 which consisted of formation and operating costs of $338.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $0.4 million in cash and working capital of approximately $0.5 million.

For the nine months ended September 30, 2022, cash used in operating activities was $401,841. Net income of $6,685,193 was impacted primarily by changes in operating assets and liabilities of $531,189, offset by trust interest income of $1,371,326 and change in fair value of our warrant liabilities of $6,246,897.

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

We have until March 22, 2023 to consummate a Business Combination (which may be extended by up to six months as described in this report). It is uncertain that we will be able to consummate a Business Combination by such date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should us be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after March 22, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. For the three and nine months ended September 30, 2022, $15,000 and $48,387, respectively, had been incurred and billed relating to the administrative service fee. As of September 30, 2022, $10,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

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

Net Income (Loss) Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from April 19, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the period ended December 31, 2021 filed with the SEC, except as set forth below:

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations, by certain U.S. subsidiaries of publicly traded non-U.S. corporations, by “covered surrogate foreign corporations” (as defined in the IRA) and by certain affiliates of the foregoing (each, a “covered corporation”). Because our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and to prevent the avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If we complete a business combination after December 31, 2022, any redemption or other repurchase that occurs in connection with the business combination, or any other redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases, (ii) the nature and amount of the equity issued in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete any business combination and in our ability to complete any such business combination.

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

NORTHVIEW ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer