Form 10-K
period 2022-12-31
NorthView Acquisition Corp
filed 2023-03-06
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing price for the common stock on June 30, 2022, as reported on the Nasdaq Stock Market was $192,307,500.

As of March 2, 2023, 24,168,750 shares of Company common stock, par value $0.0001 were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends 15 months from the closing of our initial public offering, which occurred December 22, 2021 (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination). On March 10, 2023, we will be holding a meeting to seek extension of the combination period until December 22, 2023;

●	“Dawson James” are to Dawson James Securities, Inc.;

●	“founder shares” are to shares of our common stock purchased by our sponsor in a private placement prior to our initial public offering;

●	“I-Bankers” are to I-Bankers Securities, Inc.;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued in a private placement to our sponsor, I-Bankers, and Dawson James simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not our initial stockholders or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to NorthView Sponsor I, LLC, a limited liability company;

●	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “NorthView,” “company” or “our company” are to NorthView Acquisition Corp., a Delaware corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

iii

PART I

ITEM 1. BUSINESS

Our Company

We are a blank check company formed under the laws of the State of Delaware April 19, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting what are traditionally known as small cap companies domiciled in North America, Europe and/or the APAC regions that are developing assets in the biopharmaceutical, medical technology/medical device and diagnostics space which aligns with our management team’s experience in operating health care companies and in drug and device technology development as well as diagnostic and other services.

Recent Developments

Proposed Business Combination

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

Subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares of NorthView common stock (the “Earnout Shares”). One-quarter of the Earnout Shares will be issued if, between the 18-month anniversary and the two year anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). One-quarter of the Earnout Shares will be issued if, between the first and second anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $14.50 per share for a similar number of days (“Milestone Event II”). One-quarter of the Earnout Shares will be issued if the combined company achieves at least $5,100,000 in revenue or $73,100,000 in revenue in fiscal years 2023 or 2024, respectively (or up to one-half of the Earnout Shares if both milestones are achieved).

Additionally, if Milestone Event I or Milestone Event II are achieved by the second anniversary of the Closing, NorthView’s sponsor, NorthView Sponsor I, LLC and Profusa stockholders, will be issued additional shares up to the amount of any shares forgone as an inducement to obtaining Additional Financings (as defined in the Merger Agreement).

Extension Meeting

The Company initially had 15 months from the closing of its initial public offering to complete a Business Combination. On March 10, 2023, the Company will hold a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from March 22, 2023 to December 22, 2023 (the “Extension Meeting”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Ability to Extend Time to Complete Business Combination

We will have until the end of the combination period to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from our initial public offering, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $1,897,500 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $3,795,000, or approximately $0.20 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares of common stock in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares of common stock in connection with that business combination.

See “Recent Developments – Extension Meeting” above for information about our attempts to request an extension of the combination period from our shareholders.

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

If our initial business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the combination period.

Redemption of public shares and liquidation if no initial business combination

We will have only until the end of the combination period to complete our initial business combination. If we are unable to complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination within the combination period.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the combination period. However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted combination period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will not have significant funds remaining from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the combination period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the combination period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

Periodic Reporting and Financial Information

We have registered our common stock, rights, and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain consolidated financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited consolidated financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these consolidated financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have consolidated financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its consolidated financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We may not be able to complete the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would optimize value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our common stock.

●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive target businesses. This could increase the cost of our initial business combination and could even result in our inability to find a suitable target business or to consummate an initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our initial stockholders, including our sponsor, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Because each unit contains one right and one-half of one redeemable warrant, and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

●	We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	Our initial stockholders paid an aggregate of $25,000, or approximately $0.005 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our common stock.

●	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Risks Relating to Our Search For, Consummation of, or Inability to Consummate, a Business Combination

We may not be able to complete the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the combination period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within the combination period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the term of the combination period, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the term of the combination period, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the term of the combination period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $193,486 as of December 31, 2022 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. None of our initial stockholders, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. We do not expect to seek loans from parties other than our initial stockholders or an affiliate of our initial stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

Our sponsor holds 4,743,750 founder shares. Certain members of our management team also have a financial interest in our sponsor. The founder shares held by our sponsor will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 5,162,500 private placement warrants, for an aggregate purchase price of $5,162,500. All of the foregoing private placement warrants will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the combination period nears, which is the deadline for our completion of an initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the combination period, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights, or warrants, potentially at a loss.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the combination period in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the end of the combination period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

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

Holders

As of March 2, 2023, there were four holders of record for our shares common stock, five holders of record of our warrants, and one holder of record of our rights.

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

We paid a total of $3,450,000 in underwriting discounts and commissions and $609,623 for other costs and expenses related to the IPO. I-Bankers and Dawson James, representatives of the several underwriters in the IPO, received a portion of the underwriting discounts and commissions related to the IPO. We also repaid the promissory note to the Sponsor from the proceeds of the IPO. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our IPO and the sale of the private placement warrants was $193,647,500, of which $191,647,500 (or $10.10 per unit sold in the IPO) was placed in the trust account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares of NorthView Common Stock (the “Earnout Shares”). One-quarter of the Earnout Shares will be issued if, between the 18-month anniversary and the two year anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). One-quarter of the Earnout Shares will be issued if, between the first and second anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $14.50 per share for a similar number of days (“Milestone Event II”). One-quarter of the Earnout Shares will be issued if the combined company achieves at least $5,100,000 in revenue or $73,100,000 in revenue in fiscal years 2023 or 2024, respectively (or up to one-half of the Earnout Shares if both milestones are achieved).

Additionally, if Milestone Event I or Milestone Event II are achieved by the second anniversary of the Closing, NorthView’s sponsor, NorthView Sponsor I, LLC and Profusa stockholders, will be issued additional shares up to the amount of any shares forgone as an inducement to obtaining Additional Financings (as defined in the Merger Agreement).

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through December 31, 2022 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $7,167,738, which consisted of a gain of $6,358,235 for the change in fair value of our warrant liabilities and interest income of $2,579,268, offset by formation and operating costs of $1,270,554 and provision for income taxes of $499,211. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the period from April 19, 2021 (inception) through December 31, 2021, we had net income of $300,433, which consisted of a gain of $597,567 for the change in fair value of our warrant liabilities and interest income of $6,461, offset by formation and operating costs of $45,047 and offering costs allocated to warrants of $258,548.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $0.2 million in cash and working capital of approximately $0.2 million.

For the year ended December 31, 2022, cash used in operating activities was $581,189. Net income of $7,167,738 was impacted primarily by trust interest income of $2,579,268 and change in fair value of our warrant liabilities of $6,358,235. Changes in operating assets and liabilities reflected a source of cash of $1,188,576 from operating activities during such period.

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

We have until March 22, 2023 to consummate a Business Combination (which may be extended by up to six months as described in this report). It is uncertain that we will be able to consummate a Business Combination by such date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after March 22, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.

Contractual Obligations

As of December 31, 2022 and 2021, we did not have any long-term debt, finance or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. For the year ended December 31, 2022, $63,387 had been incurred and billed relating to the administrative service fee. As of December 31, 2022, $25,000 relating to the administrative service fee was not paid yet and recorded as due to related party. For the period from April 19, 2021 (inception) through December 31, 2021, $1,613 had been accrued and charged to operating expenses.

NorthView previously engaged I-Bankers as an advisor to assist in holding meetings to discuss the potential business combination and the target business’ attributes, introduce NorthView to potential investors that are interested providing funding in connection with a Business Combination, assist NorthView in obtaining stockholder approval for such business combination and assist NorthView with its press releases and public filings in connection with such business combination (the “Business Combination Marketing Agreement”). In connection with such engagement, NorthView agreed to pay IBS a cash fee (the “Business Combination Fee”) for such services upon the consummation of a business combination in an amount equal to 3.68% of the gross proceeds of its initial public offering (exclusive of any applicable finders’ fees which might become payable). NorthView had also previously entered into an engagement letter (the “Engagement Letter”) contemplating the Business Combination Fee. In connection with the Business Combination, NorthView and I-Bankers amended the Business Combination Marketing Agreement and the Engagement Letter to revise a portion of the Business Combination Fee to be partially payable in NorthView securities and partially payable in cash upon the closing of the Merger with Profusa, with such securities to be subject to lock-up provisions.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Warrant Liabilities

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our consolidated statements of operations.

Net Income (Loss) Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

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

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title
Jack Stover	69	Co-Founder, Director, Chief Executive Officer
Fred Knechtel	62	Co-Founder, Director, Chief Financial Officer
Peter O’Rourke	50	Chairman of the Board, Independent Director
Ed Johnson	62	Independent Director
Lauren Chung	50	Independent Director

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

Fred Knechtel — Co-Founder, Director and Chief Financial Officer

Fred Knechtel has served as our Chief Financial Officer and director since inception. From August 2022 to present, Mr. Knechtel served as chief financial officer of DiamiR Biosciences. From January 2020 to January 2021, Mr. Knechtel served as chief financial officer of Interpace Biosciences, Inc. From June 2018 to December 2018, Mr. Knechtel served as chief financial officer of GENEWIZ, Inc. From November 2014 to November 2017, Mr. Knechtel served as group chief financial officer of Sims Metal Management. From November 2009 to October 2014, Mr. Knechtel served as chief financial officer of Remy International, Inc. Mr. Knechtel received a Bachelor of Engineering from Stony Brook University and a M.B.A in Finance from Hofstra University. We believe that Mr. Knechtel is well-qualified to serve as a director of our company based on Mr. Knechtel’s experience holding high level executive positions in the life sciences industry, and his financial and accounting experience.

Peter O’Rourke — Chairman of the Board

Peter O’Rourke has served as our chairman of the board since the effective date of our initial public offering. Since December 2018, Mr. O’Rourke has served as Managing Partner at TCI Partners, a consulting firm focused on healthcare, aerospace and the public sector. From November 2020-August 2022, Mr. O’Rourke was President and Director for Western Magnesium, where he created the U.S. operations strategy and team during the successful technology pilot phase of the company, and led enterprise and defense business development, government affairs, and communications. From January 2017 to December 2018, Mr. O’Rourke served as the Acting Secretary and Chief of Staff of the Department of Veteran Affairs. From May 2015 to July 2016, Mr. O’Rourke served as a principal of Calibre Systems, Inc., a consulting firm. Mr. O’Rourke also served in both the U.S. Navy and Air Force. Mr. O’Rourke served as Director for AXIM Biotechnologies from July 2020 to present. AXIM is a vertically integrated research and development company focused on improving the landscape for the diagnosis of ophthalmological conditions such as Dry Eye Disease (DED) through rapid diagnostic tests. Mr. O’Rourke received a Bachelor of Arts in Political Science from the University of Tennessee in Knoxville as well as a Master of Science in Logistics and Supply Chain Management from the United States Air Force’s Institute of Technology. We believe that Mr. O’Rourke is well-qualified to serve as a director of our company based on Mr. O’Rourke’s leadership and consulting experience in the healthcare industry.

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

Lauren Chung — Director

Lauren Chung has served as a director since the effective date of our initial public offering. Since November 2019, Dr. Chung has served as chief executive officer of MINLEIGH LLC, identifying, evaluating and partnering with companies for investments and strategic, operational, and commercial opportunities, and venture partner at Yozma Group. From May 2017 to November 2019, Dr. Chung was an Equity Research Managing Director at WestPark Capital. From August 2016 to April 2017, Dr. Chung as in equity research at Maxim Group. Previously, Dr. Chung founded and served as chief operating officer and chief compliance officer of Tokum Capital Management, a global healthcare investment fund. Prior to that, she managed healthcare investment portfolios at institutional investment firms. Dr. Chung serves as director of Todos Medical Ltd. Dr. Chung previously served as director of Cure Pharmaceutical Holding Corp from August 2019 until November 2021, UltraSight, Inc from December 2020 to December 2021, and AdiTxt, Inc. from June 2021 until December 2021. Dr. Chung holds a Ph.D. in Neuropathology from Columbia University-College of Physicians & Surgeons, an M.B.A from Columbia Business School, and a BA with honors in Biochemistry and Economics from Wellesley College. We believe that Dr. Chung is well-qualified to serve as a director of our company based on Dr. Chung’s extensive corporate board and investment analysis experience.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsor, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our sponsor, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the combination period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the securities underlying such warrants will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial business combination. Since our initial stockholders and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial stockholders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial stockholders or an affiliate of our initial stockholders or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into placement warrants at a price of $1.00 per warrant. Such units would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

●	Our initial stockholders, officers and directors may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination.

●	Our officers and directors may be paid consulting, finder or success fees for assisting us in consummating our initial business combination.

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

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Position at affiliated entity
Jack Stover	Onconova Therapeutics, Inc.	Director

Fred Knechtel	DiamiR Biosciences	CFO

Peter O’Rourke	TCI Partners	Managing Partner
	AXIM Biotechnologies	Director

Ed Johnson	iONEBIOSUSA	CEO
	Johnson Global Ventures LLC	CEO
	Advantage Capital Partners	Advisor

Lauren Chung	MINLEIGH, LLC	CEO
	Todos Medical Ltd.	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
Jack Stover (4)	4,743,750	19.6%
Fred Knechtel(4)	4,743,750	19.6%
Peter O’Rourke(5)	—	—
Ed Johnson(5)	—	—
Lauren Chung(5)	—	—
All directors and executive officers as a group (5 individuals)	4,743,750	19.6%
Lighthouse Investment Partners, LLC (6)	1,488,384	6.2%
Fir Tree Capital Management LP (7)	1,702,740	7.0%
Shaolin Capital Management LLC (8)	1,233,333	5.1%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals 207 West 25th St, 9th Floor, New York, NY 10001.

(2)	Interests shown consist solely of founder shares.

(3)	Based on 24,168,750 shares of common stock outstanding.

(4)	Shares are held by NorthView Sponsor I, LLC, a limited liability company, of which Messrs. Stover and Knechtel are the managers. Members of this limited liability company include certain officers and directors of the company. Messrs. Stover and Knechtel disclaim beneficial ownership of the reported shares other than to the extent of their ultimate pecuniary interest therein.

(5)	Does not include any securities held by NorthView Sponsor I, LLC, a limited liability company, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 on behalf of (i) Lighthouse Investment Partners, LLC (“Lighthouse”), (ii) MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), (iii) MAP 204 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 204”), (iv) MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”); (v) LHP Ireland Fund Management Limited (“LHP Ireland”); (vi) MAP 501, a sub-trust of LMA Ireland (“MAP 501”); (vii) LMAP 909, a sub-fund of LMAP Ireland ICAV (“LMAP 909”); (viii) LMAP 910, a sub-fund of LMAP Ireland ICAV (“LMAP 910”); and (ix) Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”). Lighthouse serves as the investment manager of MAP 136, MAP 204, MAP 214, and Shaolin. LHP Ireland serves as the manager to MAP 501, LMAP 909 and LMAP 910. Because Lighthouse and LHP Ireland may be deemed to control MAP 136, MAP 204, MAP 214, Shaolin, MAP 501, LMAP 909, and LMAP 910, as applicable, Lighthouse and LHP Ireland may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the shares set forth in the table. The principal business address is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410; and 32 Molesworth Street, Dublin, D02 Y512, Ireland.

(7)	According to a Schedule 13G filed with the SEC on February 14, 2023 by Fir Tree Capital Management LP. The principal business address for Fir Tree Capital Management LP is 500 5th Avenue, 9th Floor, New York, New York 10110.

(8)	According to a Schedule 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC. The principal business address for Shaolin Capital Management LLC is 207 West 25th St, 9th Floor, New York, NY 10001.

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

We may pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination. Other than these consulting, finder or success fees, no compensation of any kind will be paid by us to our initial stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial stockholders, officers, directors or our or their affiliates.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and for the period from April 19, 2021 (Inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $128,750 and $61,800 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 consolidated financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from April 19, 2021 (Inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $0 for the services Marcum performed in connection with our Initial Public Offering.

Tax Fees. During the year ended December 31, 2022 and for the period from April 19, 2021 (Inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and for the period from April 19, 2021 (Inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

a.	Documents filed as part of this Report

1.	Consolidated Financial Statements

The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
2.1 †	Merger Agreement and Plan of Reorganization, dated as of November 7, 2022, by and among NorthView, NV Profusa Merger Sub, Inc. and Profusa, Inc. (incorporated by reference to exhibit 2.1 of the Current Report on Form 8-K, filed November 10, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Current Report on Form 8-K filed December 23, 2021)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 file no 333-257156)
4.1	Warrant Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
4.2	Rights Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
4.3 *	Description of Registrant’s Securities
10.1*	Letter Agreement, dated December 20, 2021, by and among the Company, NorthView Sponsor I, LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.2	Investment Management Trust Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.3	Registration Rights Agreement among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1 file no. 333-257156)
10.5	Administrative Services Agreement, dated December 20, 2021, by and between the Company and NorthView Sponsor I, LLC (incorporated by reference to exhibit 10.8 of the Form S-1 file no. 333-257156)

10.6	Business Combination Marketing Agreement dated December 20, 2021 between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.7	Form of Stockholder Support Agreement (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed November 10, 2022).
10.8	Sponsor Support Agreement (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed November 10, 2022).
10.9	Form of Lock-Up Agreement (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed November 10, 2022).
10.10	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed November 10, 2022)
10.11	Omnibus Amendment to I-Bankers Fee Agreements (incorporated by reference to exhibit 10.5 of the Current Report on Form 8-K, filed November 10, 2022)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-257156)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

NORTHVIEW ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Northview Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northview Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination, and management has determined that if the Company is unable to complete a business combination by March 22, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Boston, MA
March 3, 2023

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current Assets:
Cash	$193,486	$741,228
Prepaid expenses and other current assets	318,218	332,396
Accounts receivable – related party	—	25,000
Total Current Assets	511,704	1,098,624
Prepaid expenses, non-current	—	308,218
Cash and marketable securities held in Trust Account	194,224,782	191,653,961
Total Assets	$194,736,486	$193,060,803

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$448,480	$104,898
Income Tax Payable	462,271	—
Due to related party	25,000	1,613
Total Current Liabilities	935,751	106,511
Deferred tax liability	36,940	—
Warrant liabilities	857,787	7,216,022
Total Liabilities	1,830,478	7,322,533

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 18,975,000 shares at redemption value of $10.20 at December 31, 2022 and $10.10 at December 31, 2021	193,525,484	191,647,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding (excluding 18,975,000 shares subject to possible redemption)	519	519
Additional paid-in capital	—	—
Accumulated deficit	(619,995)	(5,909,749)
Total Stockholders’ Deficit	(619,476)	(5,909,230)
Total Liabilities and Stockholders’ Deficit	$194,736,486	$193,060,803

The accompanying notes are an integral part of the consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from April 19, 2021 (Inception) through December 31, 2021
Formation and operating costs	$1,270,554	$45,047
Loss from operations	(1,270,554)	(45,047)

Other income
Interest income earned on investments held in trust account	2,579,268	6,461
Offering costs allocated to warrants	—	(258,548)
Change in fair value of warrant liabilities	6,358,235	597,567
Total other income, net	8,937,503	345,480

Income before provision for income taxes	7,666,949	300,433
Provision for income taxes	(499,211)	—
Net income	$7,167,738	$300,433

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	18,975,000	738,327
Basic and diluted net income per share, common stock subject to possible redemption	$0.30	$0.06
Basic and diluted weighted average shares outstanding, common stock	5,193,750	4,166,586
Basic and diluted net income per share, common stock	$0.30	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM APRIL 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance as of April 19, 2021 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	4,743,750	474	24,526	—	25,000
Issuance of representative shares	450,000	45	3,570,531	—	3,570,576
Excess of proceeds above fair value of Private Placement Warrants	—	—	3,997,687	—	3,997,687
Accretion of common stock to redemption amount			(7,592,744)	(6,210,182)	(13,802,926)
Net income	—	—	—	300,433	300,433
Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)

	Common stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)
Accretion of common stock to redemption amount	—	—	—	(1,877,984)	(1,877,984)
Net income	—	—	—	7,167,738	7,167,738
Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

The accompanying notes are an integral part of the consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from April 19, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Net income	$7,167,738	$300,433
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(2,579,268)	(6,461)
Offering costs allocated to warrant liabilities	—	258,548
Change in fair value of warrant liabilities	(6,358,235)	(597,567)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	322,396	(640,614)
Accrued offering costs and expenses	343,582	21,655
Income tax payable	462,271	—
Deferred tax liability	36,940	—
Due to related party	23,387	1,613
Net cash used in operating activities	(581,189)	(662,393)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(191,647,500)
Overpayment of amount due to related party	—	(25,000)
Reimbursement of franchise tax payment from trust account	8,447	—
Reimbursement by related party	25,000	—
Net cash provided by (used in) investing activities	33,447	(191,672,500)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	186,300,000
Proceeds from private placement	—	7,347,500
Payment of promissory notes to related party	—	(204,841)
Payment of offering costs	—	(366,538)
Net cash provided by financing activities	—	193,076,121

Net change in cash	(547,742)	741,228
Cash, beginning of the period	741,228	—
Cash, end of the period	$193,486	$741,228
Supplemental disclosure of cash flow information:
Initial classification of warrant liabilities	$—	$7,813,589
Accretion of common stock to redemption value	$1,877,984	$13,802,926
Deferred offering costs paid through issuance of founder shares	$—	$25,000
Deferred offering costs paid through issuance of promissory note	$—	$204,841
Deferred offering costs included in accrued offering costs and expenses	$—	$13,243

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

The Company has a wholly-owned subsidiary, NV Profusa Merger Sub Inc. (“Merger Sub”), a Delaware corporation incorporated on October 13, 2022, formed solely in contemplation of the Merger with Profusa (See Note 6). Merger Sub has not commenced any operations and has only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the Merger.

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

Following the closing of the Public Offering on December 22, 2021, an amount of $191,647,500 ($10.10 per Unit), excluding $741,228 that was wired to the Company’s operating bank account on December 31, 2021 for working capital purposes, from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) (the “Combination Period”), or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2022 is $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the fee payable to I-Bankers and Dawson James pursuant to the Business Combination Marketing Agreement (see Note 6).

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

All of the Public Shares, or shares of our common stock sold as part of the IPO, contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the consolidated balance sheets until such date that a redemption event takes place.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $0.2 million in cash and working capital of approximately $0.2 million. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by March 22, 2023. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination by up to an additional six (6) months or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2023.

The Company will hold a meeting on March 10, 2023 to vote on a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 22, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as December 22, 2023 (the “Extension”, and such extension date the “Extended Date”). There is no guarantee that a vote to approve an extension will take place.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Cash and Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

On June 29, 2022, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $8,447 of interest income from the Trust Account was withdrawn by the Company for the payment of its taxes.

The Company classifies its US Treasury bills as held-to-maturity in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the consolidated statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on December 31, 2022 and 2021 are as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash	$1,034	$—	$—	$1,034
U.S. Treasury Bills	194,223,748	43,626	—	194,267,374
	$194,224,782	$43,626	$—	$194,268,408

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$1,483	$—	$—	$1,483
U.S. Treasury Bills	191,652,478	—	(12,912)	191,639,566
	$191,653,961	$—	$(12,912)	$191,641,049

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 6.5% and 0.0% for the years ended December 31, 2022 and 2021, respectively. The effective rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to the changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments, such as warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for the 17,404,250 warrants issued in connection with the IPO (the 9,487,500 Public Warrants, the 7,347,500 Private Placement Warrants, and the 569,250 Representative Warrants inclusive of the underwriters’ over-allotment option) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations (See Note 8).

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

Net Income (Loss) Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from April 19, 2021 (Inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category of common stock:

	For the Year Ended December 31, 2022		For the Period from April 19, 2021 (Inception) through December 31, 2021
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,627,425	$1,540,313	$45,224	$255,209

Denominator:
Weighted-average shares outstanding	18,975,000	5,193,750	738,327	4,166,586
Basic and diluted net income per share	$0.30	$0.30	$0.06	$0.06

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

As of December 31, 2022 and 2021, the amount of public common stock reflected on the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	13,802,926
Contingently redeemable common stock, December 31, 2021	$191,647,500
Plus:
Accretion of redeemable common stock	1,877,984
Contingently redeemable common stock, December 31, 2022	$193,525,484

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Promissory Note – Related Party

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, $63,387 had been incurred and billed relating to the administrative service fee. As of December 31, 2022, $25,000 relating to the administrative service fee was not paid yet and recorded as due to related party. For the period from April 19, 2021 (inception) through December 31, 2021, $1,613 had been incurred and billed relating to the administrative service fee.

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

Note 6 – Commitments and Contingencies

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

Business Combination Marketing Agreement

Under a Business Combination marketing agreement, the Company engaged I-Bankers and Dawson James as advisors in connection with the Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company was obligated to pay I-Bankers and Dawson James a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount of 3.68% of the gross proceeds of the IPO, or $6,986,250. The agreement was subsequently amended and calls for the 3.68% business combination fee to be paid as (a) 27.5% cash and (b) 72.5% to be rolled into equity at closing.

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

Representative’s Warrants

The Company granted to I-Bankers and Dawson James (and/or their designees) 569,250 warrants (which included 74,250 warrants issued pursuant to the full exercise of the over-allotment option) exercisable at $11.50 per share (or an aggregate exercise price of $6,546,375) at the closing of the IPO. The Representative Warrants issued are recognized as derivative liabilities in accordance with ASC 815-40 and recorded as liabilities at fair value each reporting period (see Notes 1 and 8). The warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement of which the IPO forms a part and the closing of the initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers and Dawson James have agreed that neither they nor their designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement of which the IPO forms a part. The warrants and such shares purchased pursuant to the warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the IPO forms a part pursuant to FINRA Rule 5110I(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The warrants grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which the IPO forms a part with respect to the registration under the Securities Act of the shares issuable upon exercise of the warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the warrants. The holder of the warrants will not be entitled to exercise the warrants for cash unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available.

Merger Agreement

On November 7, 2022, NorthView entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Merger Sub., and Profusa, Inc., a California corporation (“Profusa”). The Merger Agreement provides that, among other things, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Profusa (the “Merger”), with Profusa surviving as a wholly-owned subsidiary of NorthView. In connection with the Merger, NorthView will change its name to “Profusa, Inc.”

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of NorthView and Profusa. There is no assurance that the Business Combination will be completed.

The aggregate consideration to be received by the Profusa stockholders is based on a pre-transaction equity value of $155,000,000. The exchange ratio will be equal to (a) $155,000,000, divided by an assumed value of NorthView Common Stock of $10.00 per share. Subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares of NorthView Common Stock.

Note 7 - Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of December 31, 2022 and 2021, there were 5,193,750 shares of common stock issued and outstanding, excluding 18,975,000 shares of common stock subject to redemption.

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

Note 8 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$450,656	$450,656	$-	$-
Warrant liabilities – Private Placement Warrants	377,857	-	-	377,857
Warrant liabilities – Representative’s Warrants	29,274	-	-	29,274
Total	$857,787	$450,656	$-	$407,131

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$3,890,177	$-	$-	$3,890,177
Warrant liabilities – Private Placement Warrants	3,086,701	-	-	3,086,701
Warrant liabilities – Representative’s Warrants	239,144	-	-	239,144
Total	$7,216,022	$-	$-	$7,216,022

The Public Warrants, the Private Placement Warrants and the Representative’s Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants and the subsequent measurement at December 31, 2022. The subsequent measurement of the Public Warrants at December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2022 and 2021, the aggregate value of Public Warrants was $450,656 and $3,890,177, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Input
Risk-free interest rate	4.74%	1.37%
Expected term (years)	.90	6.25
Expected volatility	7.7%	10.8%
Exercise price	$11.50	$11.50
Fair value of Common stock	$10.13	$9.07

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(2,708,844)	(2,088,501)	(209,870)	(5,007,215)
Transfer out of Level 3 to Level 1	—	(1,801,676)	—	(1,801,676)
Fair value at December 31, 2022	$377,857	$—	$29,274	$407,131

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There was a transfer out of Level 3 to Level 1 for the fair value of the Public Warrants when they began to trade separately from the Units during the three months ended March 31, 2022.

Note 9 – Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset/(liability)
Organizational costs/Startup expenses	$232,484	$7,678
Unrealized gain/loss - Trust	(36,940)	—
Federal Net Operating loss	—	425
Net deferred tax asset	195,544	8,103
Valuation allowance	(232,484)	(8,103)
Deferred tax (liability), net of allowance	$(36,940)	$—

The income tax provision consists of the following:

	For the Year Ended December 31, 2022	For the period from April 19, 2021 (inception) through December 31, 2021
Federal
Current	$462,271	$—
Deferred	(187,441)	(8,103)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	224,381	8,103
Income tax provision	$499,211	$—

As of December 31, 2022 and 2021, the Company had $0 and $2,023 in U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from April 19, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $224,381 and $8,103.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0	0.0
Change in fair value of warrant liabilities	-17.4	-41.8
Warrant issuance costs	0.0	18.1
Change in valuation allowance	2.9	2.7
Income tax provision	6.5%	—%

The Company files income tax returns in the U.S. federal, New York and New York City jurisdictions and is subject to examination by the various taxing authorities since inception.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHVIEW ACQUISITION CORP.

By:	/s/ Jack Stover
Jack Stover
Chief Executive Officer

Date: March 3, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Stover	Chief Executive Officer and Director	March 3, 2023
Jack Stover	(Principal Executive Officer)

/s/ Fred Knechtel	Chief Financial Officer, Executive Vice President, Director	March 3, 2023
Fred Knechtel	(Principal Financial and Accounting Officer)

/s/ Peter O’Rourke	Director	March 3, 2023
Peter O’Rourke

/s/ Ed Johnson	Director	March 3, 2023
Ed Johnson

/s/ Lauren Chung	Director	March 3, 2023
Lauren Chung