Form 10-Q
period 2023-03-31
NorthView Acquisition Corp
filed 2023-05-17
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

As of May 15, 2023, there were 6,167,882 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash	$55,610	$193,486
Prepaid expenses and other current assets	292,358	318,218
Total Current Assets	347,968	511,704

Cash and marketable securities held in Trust Account	10,392,055	194,224,782
Total Assets	$10,740,023	$194,736,486

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accrued expenses	$463,009	$448,480
Excise tax payable	1,848,455	—
Income tax payable	302,680	462,271
Due to related party	40,000	25,000
Total Current Liabilities	2,654,144	935,751

Deferred tax liability	1,343	36,940
Warrant liabilities	1,431,924	857,787
Total Liabilities	4,087,411	1,830,478

Commitments and Contingencies
Common stock subject to possible redemption, 974,132 and 18,975,000 shares at redemption value of approximately $10.22 and $10.20 at March 31, 2023 and December 31, 2022, respectively	9,959,265	193,525,484

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at March 31, 2023 and December 31, 2022 (excluding 974,132 and 18,975,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	519	519
Accumulated deficit	(3,307,172)	(619,995)
Total Stockholders’ Deficit	(3,306,653)	(619,476)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$10,740,023	$194,736,486

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2023	2022
Formation and operating costs	$443,717	$241,596
Loss from operations	(443,717)	(241,596)

Other income/(loss):
Interest income earned on cash and marketable securities held in Trust Account	1,845,005	72,684
Unrealized loss on marketable securities held in Trust Account	(3,165)	—
Change in fair value of warrant liabilities	(574,137)	3,877,929
Total other income, net	1,267,703	3,950,613

Income before provision for income tax	823,986	3,709,017
Income tax provision	(383,091)	—
Net income	$440,895	$3,709,017

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	16,774,894	18,975,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.02	$0.15
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750
Basic and diluted net income per share, common stock	$0.02	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

Accretion of common stock to redemption value	—	—	—	(1,279,617)	(1,279,617)

Excise tax on stock redemptions	—	—	—	(1,848,455)	(1,848,455)

Net income	—	—	—	440,895	440,895
Balance as of March 31, 2023 (unaudited)	5,193,750	$519	$—	$(3,307,172)	$(3,306,653)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)

Net income	—	—	—	3,709,017	3,709,017
Balance as of March 31, 2022 (unaudited)	5,193,750	519	$—	(2,200,732)	(2,200,213)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flows from operating activities:
Net income	$440,895	$3,709,017
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(1,845,005)	(72,684)
Unrealized loss on marketable securities held in Trust Account	3,165	—
Change in fair value of warrant liabilities	574,137	(3,877,929)
Deferred tax benefit	(35,597)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,860	32,167
Accrued offering costs and expenses	14,529	(19,310)
Income tax payable	(159,591)	—
Due to related party	15,000	(1,613)
Net cash used in operating activities	(966,607)	(230,352)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(48,707)	—
Cash withdrawn from Trust Account in connection with redemption	184,845,836	—
Reimbursement of franchise and income taxes from Trust Account	877,438	—
Net cash provided by investing activities	185,674,567	—

Cash flows from financing activities:
Redemption of common stock	(184,845,836)	—
Net cash used in financing activities	(184,845,836)	—

Net change in cash	(137,876)	(230,352)
Cash, beginning of the period	193,486	741,228
Cash, end of the period	$55,610	$510,876
Supplemental disclosure of cash flow information:
Income taxes paid	$597,437	$—
Excise tax expense related to stock redemptions	$1,848,455	$—
Accretion of common stock to redemption value	$1,279,617	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 7,347,500 warrants (the “Private Placement Warrants”), which included 697,500 Private Placement Warrants issued pursuant to the full exercise of the over-allotment option granted to the underwriters, to NorthView Sponsor I, LLC (“the Sponsor”), I-Bankers Securities, Inc., and Dawson James Securities, Inc. at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,347,500, which is discussed in Note 4.

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

Following the closing of the Public Offering on December 22, 2021, an amount of $191,647,500 ($10.10 per Unit), excluding $741,228 that was wired to the Company’s operating bank account on December 31, 2021 for working capital purposes, from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the extended period (or any additional extension from the closing of our IPO if we extend the period of time to consummate a business combination) (the “Combination Period”), or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

All of the Public Shares, or shares of our common stock sold as part of the IPO, contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the condensed consolidated balance sheets until such date that a redemption event takes place.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $55,610 in cash and a working capital deficit of $1,947,395. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company has until May 22, 2023 or as late as December 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by May 22, 2023 or as late as December 22, 2023. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after May 22, 2023 or as late as December 22, 2023.

The Company held a meeting on March 10, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 22, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as December 22, 2023 (the “Extension”, and such extension date the “Extended Date”). On March 21, 2023, the Company paid an extension fee of $48,707. On March 22, 2023, 18,000,868 shares of the Company’s common stock were redeemed with a total redemption payment of $184,845,836.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 22, 2023, the Company’s stockholders redeemed 18,000,868 shares for a total of $184,845,836. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of March 31, 2023, the Company recorded a charge to stockholders’ deficit of $1,848,455 of excise tax liability calculated as 1% of shares redeemed.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 6, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

During the three months ended March 31, 2023, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $877,438 of interest income from the Trust Account was withdrawn by the Company for the payment of its taxes.

At December 31, 2022 the Company classified its US Treasury bills as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the unaudited condensed consolidated statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding (gain) loss, and fair value of held to maturity securities on and December 31, 2022 are as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash	$1,034	$—	$—	$1,034
U.S. Treasury Bills	194,223,748	43,626	—	194,267,374
	$194,224,782	$43,626	$—	$194,268,408

Effective January 1, 2023, the Company changed its accounting policy for the investments in trust to the fair value method.

As of March 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are now classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the statement of operations for the three months ended March 31, 2023. The estimated fair values of investments held in Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities and investments in the Trust Account.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 46.49% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments, such as warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. Derivative assets and liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for the 17,404,250 warrants issued in connection with the IPO (the 9,487,500 Public Warrants, the 7,347,500 Private Placement Warrants, and the 569,250 Representative Warrants inclusive of the underwriters’ over-allotment option) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations (See Note 8).

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

Net Income (Loss) Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each category of common stock:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$336,660	$104,235	$2,911,967	$797,050

Denominator:
Weighted-average shares outstanding	16,774,894	5,193,750	18,975,000	5,193,750
Basic and diluted net income per share	$0.02	$0.02	$0.15	$0.15

Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the IPO (“public common stock”) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock was issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20.

As of March 31, 2023 and December 31, 2022, the amount of public common stock reflected on the condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	15,680,910
Contingently redeemable common stock, December 31, 2022	193,525,484
Less:
Partial redemption	(184,845,836)
Plus:
Accretion of redeemable common stock	1,279,617
Contingently redeemable common stock, March 31, 2023	$9,959,265

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Initial Public Offering

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

Note 4 – Private Placement

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

Note 5 – Related Party Transactions

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

As disclosed in the subsequent events footnote, on April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On April 27, 2023, the Company drew $168,589 against the Note.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, $15,000 had been incurred and billed relating to the administrative service fee. As of March 31, 2023 and December 31, 2022, $40,000 and $25,000, respectively. relating to the administrative service fee was not paid and recorded as due to related party.

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

Business Combination Marketing Agreement

Under a Business Combination marketing agreement, the Company engaged I-Bankers and Dawson James as advisors in connection with the Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company was obligated to pay I-Bankers and Dawson James a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount of 3.68% of the gross proceeds of the IPO, or $6,986,250. The agreement was amended on November 7, 2022 and calls for the 3.68% business combination fee to be paid as (a) 27.5% cash and (b) 72.5% to be rolled into equity at closing.

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

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition of $15,000,000, the receipt of certain governmental approvals and the required approval by the stockholders of NorthView and Profusa. There is no assurance that the Business Combination will be completed.

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

Note 7 - Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of March 31, 2023 and December 31, 2022, there were 5,193,750 shares of common stock issued and outstanding, excluding 974,132 and 18,975,000 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$10,392,055	$10,392,055	—	—
Liabilities:
Warrant liabilities – Public Warrants	$759,000	$759,000	$—	$—
Warrant liabilities – Private Placement Warrants	624,538	—	—	624,538
Warrant liabilities – Representative’s Warrants	48,386	—	—	48,386
Total	$1,431,924	$759,000	$—	$672,924

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$450,656	$450,656	$—	$—
Warrant liabilities – Private Placement Warrants	377,857	—	—	377,857
Warrant liabilities – Representative’s Warrants	29,274	—	—	29,274
Total	$857,787	$450,656	$—	$407,131

The Company did not have any assets in the Trust Account measured at fair value as of December 31, 2022.

The Public Warrants, the Private Placement Warrants and the Representative’s Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at March 31, 2023 and December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2023 and December 31, 2022, the aggregate value of Public Warrants was $759,000 and $450,656, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Input
Risk-free interest rate	4.76%	4.74%
Expected term (years)	.80	.90
Expected volatility	8.4%	7.7%
Exercise price	$11.50	$11.50
Fair value of Common stock	$10.34	$10.13

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2022	$377,857	$—	$29,274	$407,131
Change in fair value of warrant liabilities	246,681	—	19,112	265,793
Fair value at March 31, 2023	$624,538	$—	$48,386	$672,924

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(1,660,759)	(2,088,501)	(128,669)	(3,877,929)
Transfer out of Level 3 to Level 1	—	(1,801,676)	—	(1,801,676)
Fair value at March 31, 2022	$1,425,942	$—	$110,475	$1,536,417

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There was a transfer out of Level 3 to Level 1 for the fair value of the Public Warrants when they began to trade separately from the Units during the three months ended March 31, 2022.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on the Company’s review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 27, 2023, the Company signed the Note with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On April 27, 2023, the Company drew $168,589 against the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “NorthView Acquisition Corp.,” “NorthView,” “our,” “us” or “we” refer to NorthView Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition of $15,000,000, the receipt of certain governmental approvals and the required approval by the stockholders of NorthView and Profusa. There is no assurance that the Business Combination will be completed.

The aggregate consideration to be received by the Profusa stockholders is based on a pre-transaction equity value of $155,000,000. The exchange ratio will be equal to (a) $155,000,000, divided by an assumed value of NorthView Common Stock of $10.00 per share.

Subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares of NorthView Common Stock (the “Earnout Shares”). One-quarter of the Earnout Shares will be issued if, between the 18-month anniversary and the two year anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). One-quarter of the Earnout Shares will be issued if, between the first and second anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $14.50 per share for a similar number of days (“Milestone Event II”). One-quarter of the Earnout Shares will be issued if the combined company achieves at least $5,100,000 in revenue in fiscal year 2023, and one-quarter of the Earnout Shares will be issued if the combined company achieves at least $73,100,000 in revenue in fiscal year 2024, (or up to one-half of the Earnout Shares if both milestones are achieved).

Additionally, if Milestone Event I or Milestone Event II are achieved by the second anniversary of the Closing, NorthView’s sponsor, NorthView Sponsor I, LLC and Profusa stockholders, will be issued additional shares up to the amount of any shares forgone as an inducement to obtaining Additional Financings (as defined in the Merger Agreement).

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through March 31, 2023 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $440,895, which consisted of interest income and unrealized loss on securities held in the Trust Account of of $1,841,840, offset by operating costs of $443,717, a loss of $574,137 for the change in fair value of our warrant liabilities, and income tax provision of $383,091. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed consolidated statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the three months ended March 31, 2022, we had net income of $3,709,017, which consisted of a gain of $3,877,929 from change in fair value of our warrant liabilities and interest income of $72,684, offset by formation and operating costs of $241,596.

Liquidity and Going Concern

As of March 31, 2023, we had $55,610 in cash and a working capital deficit of $1,947,395.

For the three months ended March 31, 2023, cash used in operating activities was $966,607. Net income of $440,895 was impacted primarily by trust interest income of $1,845,005, unrealized loss on investments of $3,165, change in deferred tax provision of $35,597 and change in fair value of our warrant liabilities of $574,137. Changes in operating assets and liabilities reflected a use of cash of $104,202 from operating activities during such period.

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

In addition, in order to finance transaction costs in connection with an intended business combination, the initial stockholders or an affiliate of the initial stockholders or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On April 27, 2023 the Company drew $168,589 on a working capital loan with the Sponsor.

The Company has until May 22, 2023 or as late as December 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by May 22, 2023 or as late as December 22, 2023. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after May 22, 2023 or as late as December 22, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Contractual Obligations

As of March 31, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. For the three months ended March 31, 2023, $15,000 had been incurred and billed relating to the administrative service fee. As of March 31, 2023, $40,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Warrant Liabilities

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our unaudited condensed consolidated statements of operations.

Net Income (Loss) Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

Common Stock Subject to Possible Redemption

Our common stock sold as part of the Units in the IPO (“public common stock”) contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a stockholder vote or tender offer in connection with the initial Business Combination. In accordance with ASC 480-10-S99, we classify public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public common stock was issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022 filed with the SEC, except as set forth below:

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

On March 22, 2023, the Company’s stockholders redeemed 18,000,868 shares for a total of $184,845,836. The Company determined that a liability for excise tax should be recorded due to the redeemed shares. As of March 31, 2023, the Company recorded a charge to stockholders’ deficit of $1,848,455 of excise tax liability calculated as 1% of shares redeemed.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certificate of Incorporation of NorthView Acquisition Corp., dated March 10, 2023 (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 13, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHVIEW ACQUISITION CORP.

Date: May 17, 2023	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer