Form 10-Q
period 2023-06-30
NorthView Acquisition Corp
filed 2023-08-14
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 6,167,882 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash	$5,811	$193,486
Prepaid expenses and other current assets	229,926	318,218
Total Current Assets	235,737	511,704

Cash and marketable securities held in Trust Account	10,660,721	194,224,782
Total Assets	$10,896,458	$194,736,486

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accrued expenses	$427,019	$448,480
Excise tax payable	1,848,455	—
Income tax payable	325,935	462,271
Convertible promissory note	310,999	—
Due to related party	55,000	25,000
Total Current Liabilities	2,967,408	935,751

Deferred tax liability	—	36,940
Warrant liabilities	424,049	857,787
Total Liabilities	3,391,457	1,830,478

Commitments and Contingencies
Common stock subject to possible redemption, 974,132 and 18,975,000 shares at redemption value of approximately $10.65 and $10.20 at June 30, 2023 and December 31, 2022, respectively	10,378,935	193,525,484

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at June 30, 2023 and December 31, 2022 (excluding 974,132 and 18,975,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	519	519
Accumulated deficit	(2,874,453)	(619,995)
Total Stockholders’ Deficit	(2,873,934)	(619,476)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$10,896,458	$194,736,486

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$314,710	$217,525	$758,427	$459,121
Loss from operations	(314,710)	(217,525)	(758,427)	(459,121)

Other income:
Interest income earned on cash and marketable securities held in Trust Account	122,546	161,816	1,964,386	234,500
Change in fair value of convertible loan	58,590	—	58,590	—
Change in fair value of warrant liabilities	1,007,875	1,294,594	433,738	5,172,523
Total other income, net	1,189,011	1,456,410	2,456,714	5,407,023

Income before provision for income tax	874,301	1,238,885	1,698,287	4,947,902
Income tax provision	(21,912)	(26,522)	(405,003)	(26,522)
Net income	$852,389	$1,212,363	$1,293,284	$4,921,380

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	974,132	18,975,000	8,830,864	18,975,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.14	$0.05	$0.09	$0.20
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750	5,193,750	5,193,750
Basic and diluted net income per share, common stock	$0.14	$0.05	$0.09	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

Accretion of common stock to redemption value	—	—	—	(1,279,617)	(1,279,617)

Excise tax on stock redemptions	—	—	—	(1,848,455)	(1,848,455)

Net income	—	—	—	440,895	440,895
Balance as of March 31, 2023 (unaudited)	5,193,750	519	—	(3,307,172)	(3,306,653)

Accretion of common stock to redemption value	—	—	—	(419,670)	(419,670)

Net income	—	—	—	852,389	852,389
Balance as of June 30, 2023 (unaudited)	5,193,750	$519	$—	$(2,874,453)	$(2,873,934)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)

Net income	—	—	—	3,709,017	3,709,017
Balance as of March 31, 2022 (unaudited)	5,193,750	519	—	(2,200,732)	(2,200,213)

Accretion of common stock to redemption value	—	—	—	(132,478)	(132,478)

Net income	—	—	—	1,212,363	1,212,363
Balance as of June 30, 2022 (unaudited)	5,193,750	$519	$—	$(1,120,847)	$(1,120,328)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,293,284	$4,921,380
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(1,964,386)	(234,500)
Change in fair value of convertible note	(58,590)	—
Change in fair value of warrant liabilities	(433,738)	(5,172,523)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	88,292	137,925
Accrued offering costs and expenses	(21,461)	23,823
Income tax payable	(136,336)	26,522
Due to related party	30,000	3,387
Deferred tax liability	(36,940)	—
Net cash used in operating activities	(1,239,875)	(293,986)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(194,827)	—
Cash withdrawn from Trust Account in connection with redemption	184,845,836	—
Reimbursement by related party	—	25,000
Reimbursement of franchise and income taxes from Trust Account	877,438	8,484
Net cash provided by investing activities	185,528,447	33,484

Cash flows from financing activities:
Proceeds from convertible promissory note	369,589	—
Redemption of common stock	(184,845,836)	—
Net cash used in financing activities	(184,476,247)	—

Net change in cash	(187,675)	(260,502)
Cash, beginning of the period	193,486	741,228
Cash, end of the period	$5,811	$480,726
Supplemental disclosure of cash flow information:
Income taxes paid, inclusive of interest and penalties	$597,437	$—
Excise tax payable attributable to redemption of common stock	$1,848,455	$—
Accretion of common stock to redemption value	$1,699,287	$132,478

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $5,811 in cash and a working capital deficit of $2,449,885. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. The Company had principal outstanding of $369,589 and is presenting the Note at fair value on its balance sheet at June 30, 2023 in the amount of $310,999.

The Company has until as late as December 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by as late as December 22, 2023. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after December 22, 2023.

The Company held a meeting on March 10, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 22, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as December 22, 2023 (the “Extension”, and such extension date the “Extended Date”). During the three and six months ended June 30, 2023, the Company paid $146,120 and $194,827 in extension payments. On March 22, 2023, 18,000,868 shares of the Company’s common stock were redeemed with a total redemption payment of $184,845,836.

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

On March 22, 2023, the Company’s stockholders redeemed 18,000,868 shares for a total of $184,845,836. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of June 30, 2023, the Company recorded a charge to stockholders’ deficit of $1,848,455 of excise tax liability calculated as 1% of the value of shares redeemed.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

During the six months ended June 30, 2023, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $877,438 of interest income from the Trust Account was withdrawn by the Company for the payment of its taxes.

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

The carrying value, excluding gross unrealized holding (gain) loss, and fair value of held to maturity securities as of December 31, 2022 are as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash	$1,034	$—	$—	$1,034
U.S. Treasury Bills	194,223,748	43,626	—	194,267,374
	$194,224,782	$43,626	$—	$194,268,408

Effective January 1, 2023, the Company changed its accounting policy for the investments in trust to the fair value method.

As of June 30, 2023, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are now classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the statement of operations for the three and six months ended June 30, 2023. The estimated fair values of investments held in Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities, convertible promissory note and investments in the Trust Account.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 2.51% and 2.14% for the three months ended June 30, 2023 and 2022, respectively, and 23.85% and 0.54% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Interest and penalties expense amounted to $0 and $19,158 during the three and six months ended June 30, 2023, and $0 during the three and six months ended June 30, 2022.

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

Convertible Promissory Note

The fair value of the Company’s convertible promissory note capital loan is valued using a compound option formula on the convertible feature and a present value of the host contract. The valuation technique requires inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the working capital loan.

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

Net Income Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each category of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$134,623	$717,766	$951,832	$260,531	$814,341	$478,943	$3,863,799	$1,057,581

Denominator:
Weighted-average shares outstanding	974,132	5,193,750	18,975,000	5,193,750	8,830,864	5,193,750	18,975,000	5,193,750
Basic and diluted net income per share	$0.14	$0.14	$0.05	$0.05	$0.09	$0.09	$0.20	$0.20

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

As of June 30, 2023 and December 31, 2022, the amount of public common stock reflected on the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	15,680,910
Contingently redeemable common stock, December 31, 2022	193,525,484
Less:
Partial redemption	(184,845,836)
Plus:
Accretion of redeemable common stock	1,699,287
Contingently redeemable common stock, June 30, 2023	$10,378,935

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of June 30, 2023, the Company had principal outstanding of $369,589 and is presenting the Note at fair value on its balance sheet at June 30, 2023 in the amount of $310,999.

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

Through the IPO, the Company borrowed $200,000 under the promissory note and an additional $4,841 was advanced from the Sponsor. These amounts were repaid in full upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions). The Company paid $25,000 in excess which was owed back to the Company upon the closing of the IPO and was returned by the Sponsor on June 15, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, $15,000 and $30,000, respectively, had been incurred and billed relating to the administrative service fee. For the three and six months ended June 30, 2022, $15,000 and $33,387, respectively, had been incurred relating to the administrative service fee. As of June 30, 2023 and December 31, 2022, $55,000 and $25,000, respectively, relating to the administrative service fee was not paid and recorded as due to related party.

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

Representative’s Warrants

The Company granted to I-Bankers and Dawson James (and/or their designees) 569,250 warrants (which included 74,250 warrants issued pursuant to the full exercise of the over-allotment option) exercisable at $11.50 per share (or an aggregate exercise price of $6,546,375) at the closing of the IPO. The Representative Warrants issued are recognized as derivative liabilities in accordance with ASC 815-40 and recorded as liabilities at fair value each reporting period (see Notes 1 and 8). The warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement of which the IPO forms a part and the closing of the initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers and Dawson James have agreed that neither they nor their designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement of which the IPO forms a part. The warrants and such shares purchased pursuant to the warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the IPO forms a part pursuant to FINRA Rule 5110I(1). Pursuant to FINRA Rule 5110I(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The warrants grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which the IPO forms a part with respect to the registration under the Securities Act of the shares issuable upon exercise of the warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the warrants. The holder of the warrants will not be entitled to exercise the warrants for cash unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available.

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

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of June 30, 2023 and December 31, 2022, there were 5,193,750 shares of common stock issued and outstanding, excluding 974,132 and 18,975,000 shares of common stock subject to redemption, respectively.

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

Note 8 – Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$10,660,721	$10,660,721	—	—
Liabilities:
Warrant liabilities – Public Warrants	$218,213	$218,213	$—	$—
Warrant liabilities – Private Placement Warrants	191,035	—	—	191,035
Warrant liabilities – Representative’s Warrants	14,801	—	—	14,801
Convertible promissory note	310,999	—	—	310,999
Total	$735,048	$218,213	$—	$516,835

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$450,656	$450,656	$—	$—
Warrant liabilities – Private Placement Warrants	377,857	—	—	377,857
Warrant liabilities – Representative’s Warrants	29,274	—	—	29,274
Total	$857,787	$450,656	$—	$407,131

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at June 30, 2023 and December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2023 and December 31, 2022, the aggregate value of Public Warrants was $218,213 and $450,656, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities and convertible promissory note were as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Input
Risk-free interest rate	5.43%	4.74%
Expected term (years)	0.80	0.90
Expected volatility	4.6%	7.7%
Exercise price	$11.50	$11.50
Fair value of Common stock	$10.47	$10.13

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2022	$377,857	$—	$29,274	$407,131
Change in fair value of warrant liabilities	246,681	—	19,112	265,793
Fair value at March 31, 2023	624,538	—	48,386	672,924
Change in fair value of warrant liabilities	(433,503)	—	(33,585)	(467,088)
Fair value at June 30, 2023	$191,035	$—	$14,801	$205,836

Convertible Promissory Note
Fair value at December 31, 2022	$—
Principal borrowing	369,589
Change in fair value of convertible promissory note	(58,590)
Fair value at June 30, 2023	$310,999

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(1,660,759)	(2,088,501)	(128,669)	(3,877,929)
Transfer out of Level 3 to Level 1	—	(1,801,676)	—	(1,801,676)
Fair value at March 31, 2022	1,425,942	—	110,475	1,536,417
Change in fair value of warrant liabilities	(541,990)	—	(41,991)	(583,981)
Fair value at June 30, 2022	$883,952	$—	$68,484	$952,436

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There was a transfer out of Level 3 to Level 1 for the fair value of the Public Warrants when they began to trade separately from the Units during the three and six months ended June 30, 2022.

The fair value of the Company’s working capital loan is valued using a compound option formula on the convertible feature and a present value of the host contract. The valuation technique requires inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the working capital loan.

Note 9 – Subsequent Events

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

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through June 30, 2023 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $852,389, which consisted of interest income and unrealized loss on securities held in the Trust Account of $122,546 and a gain of $1,007,875 for the change in fair value of our warrant liabilities, offset by operating costs of $314,710, change in fair value of convertible note of $58,590 and income tax provision of $21,912. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed consolidated statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the six months ended June 30, 2023, we had net income of $1,293,284, which consisted of interest income and unrealized loss on securities held in the Trust Account of $1,964,386 and a gain of $433,738 for the change in fair value of our warrant liabilities, offset by operating costs of $758,427, change in fair value of convertible note of $58,590 and income tax provision of $405,003. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed consolidated statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

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

Liquidity and Going Concern

As of June 30, 2023, we had $5,811 in cash and a working capital deficit of $2,449,885.

For the six months ended June 30, 2023, cash used in operating activities was $1,239,875. Net income of $1,293,284 was impacted primarily by trust interest income of $1,964,386, change in fair value of convertible note of $58,590, change in deferred tax provision of $36,940 and change in fair value of our warrant liabilities of $433,738. Changes in operating assets and liabilities reflected a used of cash of $39,505 from operating activities during such period.

For the six months ended June 30, 2023, cash provided by investing activities included $194,827 of extension payments made to the trust, $877,438 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $184,845,836 in relation to a partial stock redemption.

For the six months ended June 30, 2023, cash used by financing activities included $369,589 of proceeds from a convertible promissory note and $184,845,836 of a partial stock redemption.

For the six months ended June 30, 2022, cash used in operating activities was $293,986. Net income of $4,921,380 was impacted primarily by changes in operating assets and liabilities of $191,657, offset by trust interest income of $234,500 and change in fair value of our warrant liabilities of $5,172,523.

For the six months ended June 30, 2022, cash provided by investing activities included $8,484 of reimbursement from the trust of franchise tax payments and $25,000 in reimbursement from a related party.

For the six months ended June 30, 2022, there was no cash used in financing activities.

Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a capital contribution from the sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the sponsor of $204,841, which was fully paid upon the initial public offering. Subsequent to the consummation of the initial public offering and private placement, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account, and the drawdowns on the convertible promissory note.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. The Company had principal outstanding of $369,589 and is presenting the Note at fair value on its balance sheet at June 30, 2023 in the amount of $310,999.

The Company has until as late as December 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by December 22, 2023. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after December 22, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

Contractual Obligations

As of June 30, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. For the six months ended June 30, 2023, $30,000 had been incurred and billed relating to the administrative service fee. As of June 30, 2023, $55,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

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

Net Income Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022 and in our Form 10-Q for the quarter ended March 31, 2023 filed with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Convertible Working Capital Promissory Note issued to Sponsor dated April 27, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHVIEW ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer