Form 10-Q
period 2023-09-30
NorthView Acquisition Corp
filed 2023-11-20
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 6,167,882 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash	$17,342	$193,486
Prepaid expenses and other current assets	135,625	318,218
Total Current Assets	152,967	511,704

Cash and marketable securities held in Trust Account	10,651,566	194,224,782
Total Assets	$10,804,533	$194,736,486

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accrued expenses	$437,042	$448,480
Excise tax payable	1,848,455	—
Income tax payable	57,434	462,271
Convertible promissory note	601,239	—
Due to related party	55,000	25,000
Total Current Liabilities	2,999,170	935,751

Deferred tax liability	—	36,940
Warrant liabilities	667,708	857,787
Total Liabilities	3,666,878	1,830,478

Commitments and Contingencies
Common stock subject to possible redemption, 974,132 and 18,975,000 shares at redemption value of approximately $10.90 and $10.20 at September 30, 2023 and December 31, 2022, respectively	10,620,981	193,525,484

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at September 30, 2023 and December 31, 2022 (excluding 974,132 and 18,975,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	519	519
Accumulated deficit	(3,483,845)	(619,995)
Total Stockholders’ Deficit	(3,483,326)	(619,476)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$10,804,533	$194,736,486

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$290,098	$404,425	$1,048,525	$863,546
Loss from operations	(290,098)	(404,425)	(1,048,525)	(863,546)

Other income (expense):
Interest income earned on cash and marketable securities held in Trust Account	138,725	1,136,826	2,103,111	1,371,326
Change in fair value of convertible loan	53,186	—	111,776	—
Change in fair value of warrant liabilities	(243,659)	1,074,374	190,079	6,246,897
Total other (expense) income, net	(51,748)	2,211,200	2,404,966	7,618,223

(Loss) income before provision for income tax	(341,846)	1,806,775	1,356,441	6,754,677
Income tax provision	(25,499)	(42,962)	(430,502)	(69,484)
Net (loss) income	$(367,345)	$1,763,813	$925,939	$6,685,193

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	974,132	18,975,000	6,183,174	18,975,000
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.06)	$0.07	$0.08	$0.28
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750	5,193,750	5,193,750
Basic and diluted net (loss) income per share, common stock	$(0.06)	$0.07	$0.08	$0.28

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

Accretion of common stock to redemption value	—	—	—	(1,279,617)	(1,279,617)

Excise tax on stock redemptions	—	—	—	(1,848,455)	(1,848,455)

Net income	—	—	—	440,895	440,895

Balance as of March 31, 2023 (unaudited)	5,193,750	519	—	(3,307,172)	(3,306,653)

Accretion of common stock to redemption value	—	—	—	(419,670)	(419,670)

Net income	—	—	—	852,389	852,389

Balance as of June 30, 2023 (unaudited)	5,193,750	519	—	(2,874,453)	(2,873,934)

Accretion of common stock to redemption value	—	—	—	(242,047)	(242,047)

Net loss	—	—	—	(367,345)	(367,345)

Balance as of September 30, 2023 (unaudited)	5,193,750	$519	$—	$(3,483,845)	$(3,483,326)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)

Net income	—	—	—	3,709,017	3,709,017

Balance as of March 31, 2022 (unaudited)	5,193,750	519	—	(2,200,732)	(2,200,213)

Accretion of common stock to redemption value	—	—	—	(132,478)	(132,478)

Net income	—	—	—	1,212,363	1,212,363

Balance as of June 30, 2022 (unaudited)	5,193,750	519	—	(1,120,847)	(1,120,328)

Accretion of common stock to redemption value	—	—	—	(1,017,341)	(1,017,341)

Net income	—	—	—	1,763,813	1,763,813

Balance as of September 30, 2022 (unaudited)	5,193,750	$519	$—	$(374,375)	$(373,856)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$925,939	$6,685,193
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(2,103,111)	(1,371,326)
Change in fair value of convertible note	(111,776)	—
Change in fair value of warrant liabilities	(190,079)	(6,246,897)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	182,592	237,418
Accrued offering costs and expenses	(11,438)	215,900
Income tax payable	(404,837)	69,484
Due to related party	30,000	8,387
Deferred tax liability	(36,940)	—
Net cash used in operating activities	(1,719,650)	(401,841)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(340,947)	—
Cash withdrawn from Trust Account in connection with redemption	184,845,836	—
Reimbursement by related party	—	25,000
Reimbursement of franchise and income taxes from Trust Account	1,171,438	8,484
Net cash provided by investing activities	185,676,327	33,484

Cash flows from financing activities:
Proceeds from convertible promissory note	713,015	—
Redemption of common stock	(184,845,836)	—
Net cash used in financing activities	(184,132,821)	—

Net change in cash	(176,144)	(368,357)
Cash, beginning of the period	193,486	741,228
Cash, end of the period	$17,342	$372,871
Supplemental disclosure of cash flow information:
Income taxes paid, inclusive of interest and penalties	$891,437	$—
Excise tax payable attributable to redemption of common stock	$1,848,455	$—
Accretion of common stock to redemption value	$1,941,334	$1,149,819

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $17,342 in cash and a working capital deficit of $2,846,203. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

In order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. The Company had principal outstanding of $713,015 and is presenting the Note at fair value on its balance sheet at September 30, 2023 in the amount of $601,239.

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

The Company held a meeting on March 10, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 22, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as December 22, 2023 (the “Extension”, and such extension date the “Extended Date”). During the three and nine months ended September 30, 2023, the Company paid $146,120 and $340,947, respectively, in extension payments. On March 22, 2023, 18,000,868 shares of the Company’s common stock were redeemed with a total redemption payment of $184,845,836.

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

On March 22, 2023, the Company’s stockholders redeemed 18,000,868 shares for a total of $184,845,836. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of September 30, 2023, the Company has a charge to stockholders’ deficit of $1,848,455 of excise tax liability calculated as 1% of the value of shares redeemed.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

During the nine months ended September 30, 2023, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $1,171,438 of interest income from the Trust Account was withdrawn by the Company for the payment of its taxes.

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

As of September 30, 2023, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are now classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the statements of operations for the three and nine months ended September 30, 2023. The estimated fair values of investments held in Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities, convertible promissory note and investments in the Trust Account.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (7.46%) and 2.38% for the three months ended September 30, 2023 and 2022, respectively, and 31.74% and 1.03% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Interest and penalties expense amounted to $0 and $19,158 during the three and nine months ended September 30, 2023, respectively, and $0 during the three and nine months ended September 30, 2022.

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

Convertible Promissory Note

The fair value of the Company’s convertible promissory note is valued using a compound option formula on the convertible feature and a present value of the host contract. The valuation technique requires inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the working capital loan.

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

Net (Loss) Income Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each category of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(58,017)	$(309,328)	$1,384,778	$379,035	$503,233	$422,706	$5,248,577	$1,436,616
Denominator:
Weighted-average shares outstanding	974,132	5,193,750	18,975,000	5,193,750	6,183,174	5,193,750	18,975,000	5,193,750
Basic and diluted net (loss) income per share	$(0.06)	$(0.06)	$0.07	$0.07	$0.08	$0.08	$0.28	$0.28

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

As of September 30, 2023 and December 31, 2022, the amount of public common stock reflected on the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	15,680,910
Contingently redeemable common stock, December 31, 2022	193,525,484
Less:
Partial redemption	(184,845,836)
Plus:
Accretion of redeemable common stock	1,941,333
Contingently redeemable common stock, September 30, 2023	$10,620,981

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of September 30, 2023, the Company had principal outstanding of $713,015 and is presenting the Note at fair value on its balance sheet at September 30, 2023 in the amount of $601,239.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the Sponsor terminated this agreement. For the three and nine months ended September 30, 2023, $0 and $30,000, respectively, had been incurred and billed relating to the administrative service fee. For the three and nine months ended September 30, 2022, $15,000 and $48,387, respectively, had been incurred relating to the administrative service fee. As of September 30, 2023 and December 31, 2022, $55,000 and $25,000, respectively, relating to the administrative service fee was not paid and recorded as due to related party.

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

On September 12, 2023, the parties to the Merger Agreement entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) pursuant to which the parties agreed to revise the revenue earnout milestones to reflect updated projections provided by Profusa. Specifically, Amendment No. 1 revised the definition of “Milestone Event III” and “Milestone Event IV” such that one-quarter of the Earnout Shares would be issued to Profusa stockholders if the combined company achieves Earnout Revenue of $11,864,000 for the fiscal year ended December 31, 2024, and one-quarter of the Earnout Shares would be issued to Profusa stockholders if the combined company achieves Earnout Revenue of $99,702,000 for the fiscal year ended December 31, 2025. Amendment No. 1 also clarified the exercise price of certain of the Company’s Warrants.

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of September 30, 2023 and December 31, 2022, there were 5,193,750 shares of common stock issued and outstanding, excluding 974,132 and 18,975,000 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$10,651,566	$10,651,566	—	—
Liabilities:
Warrant liabilities – Public Warrants	$351,038	$351,038	$—	$—
Warrant liabilities – Private Placement Warrants	293,900	—	—	293,900
Warrant liabilities – Representative’s Warrants	22,770	—	—	22,770
Convertible promissory note	601,239	—	—	601,239
Total	$1,268,947	$351,038	$—	$917,909

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$450,656	$450,656	$—	$—
Warrant liabilities – Private Placement Warrants	377,857	—	—	377,857
Warrant liabilities – Representative’s Warrants	29,274	—	—	29,274
Total	$857,787	$450,656	$—	$407,131

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at September 30, 2023 and December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2023 and December 31, 2022, the aggregate value of Public Warrants was $351,038 and $450,656, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities and convertible promissory note were as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Input
Risk-free interest rate	5.50%	4.74%
Expected term (years)	0.75	0.90
Expected volatility	3.3%	7.7%
Exercise price	$11.50	$11.50
Fair value of Common stock	$10.79	$10.13

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2022	$377,857	$—	$29,274	$407,131
Change in fair value of warrant liabilities	246,681	—	19,112	265,793
Fair value at March 31, 2023	624,538	—	48,386	672,924
Change in fair value of warrant liabilities	(433,503)	—	(33,585)	(467,088)
Fair value at June 30, 2023	191,035	—	14,801	205,836
Change in fair value of warrant liabilities	102,865	—	7,969	110,834
Fair value at September 30, 2023	$293,900	$—	$22,770	$316,670

Convertible Promissory Note
Fair value at December 31, 2022	$—
Principal borrowing	713,015
Change in fair value of convertible promissory note	(111,776)
Fair value at September 30, 2023	$601,239

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(1,660,759)	(2,088,501)	(128,669)	(3,877,929)
Transfer out of Level 3 to Level 1	—	(1,801,676)	—	(1,801,676)
Fair value at March 31, 2022	1,425,942	—	110,475	1,536,417
Change in fair value of warrant liabilities	(541,990)	—	(41,991)	(583,981)
Fair value at June 30, 2022	883,952	—	68,484	952,436
Change in fair value of warrant liabilities	(468,803)	—	(36,321)	(505,124)
Fair value at September 30, 2022	$415,149	$—	$32,163	$447,312

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

Pursuant to the Merger Agreement, subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares of NorthView Common Stock (the “Earnout Shares”). One-quarter of the Earnout Shares will be issued if, between the 18-month anniversary and the two year anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). One-quarter of the Earnout Shares will be issued if, between the first and second anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $14.50 per share for a similar number of days (“Milestone Event II”). Pursuant to the Merger Agreement, the remaining one-quarter of the Earnout Shares were to be issued if the combined company achieves at least $5,100,000 in revenue in fiscal year 2023, and one-quarter of the Earnout Shares will be issued if the combined company achieves at least $73,100,000 in revenue in fiscal year 2024, (or up to one-half of the Earnout Shares if both milestones are achieved). On September 12, 2023, the parties to the Merger Agreement entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) pursuant to which the parties agreed to revise the revenue earnout milestones to reflect updated projections provided by Profusa. Specifically, Amendment No. 1 revised the definition of “Milestone Event III” and “Milestone Event IV” such that one-quarter of the Earnout Shares would be issued to Profusa stockholders if the combined company achieves Earnout Revenue of $11,864,000 for the fiscal year ended December 31, 2024, and one-quarter of the Earnout Shares would be issued to Profusa stockholders if the combined company achieves Earnout Revenue of $99,702,000 for the fiscal year ended December 31, 2025. Amendment No. 1 also clarified the exercise price of certain the Company Warrants.

Additionally, if Milestone Event I or Milestone Event II are achieved by the second anniversary of the Closing, NorthView’s sponsor, NorthView Sponsor I, LLC and Profusa stockholders, will be issued additional shares up to the amount of any shares forgone as an inducement to obtaining Additional Financings (as defined in the Merger Agreement).

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 30, 2023 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $367,345, which consisted of $243,659 for the change in fair value of our warrant liabilities, operating costs of $290,098, and income tax provision of $25,499, offset by interest income on securities held in the Trust Account of $138,725 and a change in fair value of convertible note of $53,186. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed consolidated statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

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

For the nine months ended September 30, 2023, we had net income of $925,939, which consisted of interest income on securities held in the Trust Account of $2,103,111 and a gain of $190,079 for the change in fair value of our warrant liabilities and change in fair value of convertible note of $111,776, offset by operating costs of $1,048,525, and income tax provision of $430,502. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed consolidated statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

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

Liquidity and Going Concern

As of September 30, 2023, we had $17,342 in cash and a working capital deficit of $2,846,203.

For the nine months ended September 30, 2023, cash used in operating activities was $1,719,650. Net income of $925,939 was impacted primarily by trust interest income of $2,103,111, change in fair value of convertible note of $111,776, change in deferred tax provision of $36,940 and change in fair value of our warrant liabilities of $190,079. Changes in operating assets and liabilities reflected a use of cash of $203,683 from operating activities during such period.

For the nine months ended September 30, 2023, cash provided by investing activities included $340,947 of extension payments made to the trust, $1,171,438 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $184,845,836 in relation to a partial stock redemption.

For the nine months ended September 30, 2023, cash used in financing activities included $713,015 of proceeds from a convertible promissory note and $184,845,836 of a partial stock redemption.

For the nine months ended September 30, 2022, cash used in operating activities was $401,841. Net income of $6,685,193 was impacted primarily by changes in operating assets and liabilities of $531,189, offset by trust interest income of $1,371,326 and change in fair value of our warrant liabilities of $6,246,897.

For the nine months ended September 30, 2022, cash provided by investing activities included $8,484 of reimbursement from the trust of franchise tax payments and $25,000 in reimbursement from a related party.

For the nine months ended September 30, 2022, there was no cash used in financing activities.

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

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. The Company had principal outstanding of $713,015 and is presenting the Note at fair value on its balance sheet at September 30, 2023 in the amount of $601,239.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

Contractual Obligations

As of September 30, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. For the nine months ended September 30, 2023, $30,000 had been incurred and billed relating to the administrative service fee. As of September 30, 2023, $55,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

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

Net (Loss) Income Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2022. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022 and in our Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 filed with the SEC.

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

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to blank check companies, or SPACs, including companies like ours. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we were to liquidate, our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in connection with the Business Combination and any other target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

None of the members of the Company’s sponsor group is, is controlled by, or has substantial ties with a foreign person and therefore, we believe, will not be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS). However, our initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within the time period as required by our certificate of incorporation because the review process extends beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata portion of the Trust Account, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

On March 22, 2023, the Company’s stockholders redeemed 18,000,868 shares for a total of $184,845,836. The Company determined that a liability for excise tax should be recorded due to the redeemed shares. As of September 30, 2023, the Company recorded a charge to stockholders’ deficit of $1,848,455 of excise tax liability calculated as 1% of shares redeemed.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Merger Agreement and Plan of Reorganization, dated as of November 7, 2022, by and among NorthView, NV Profusa Merger Sub, Inc. and Profusa, Inc. (incorporated by reference to Exhibit 2.1 to NorthView’s Current Report on Form 8-K, filed with the SEC on November 10, 2022).)

2.2	Amendment No. 1 to Merger Agreement, dated September 12, 2023, by and among NorthView, Profusa and Merger Sub (incorporated by reference to Exhibit 2.2 to NorthView’s Current Report on Form 8-K, filed with the SEC on September 13, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHVIEW ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer