Form 10-K
period 2023-12-31
NorthView Acquisition Corp
filed 2024-02-26
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of February 23, 2024, 6,027,219 shares of Company common stock, par value $0.0001 were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends on March 22, 2024, unless we amend our charter to further extend the period of time to consummate a business combination;

●	“Dawson James” are to Dawson James Securities, Inc.;

●	“founder shares” are to shares of our common stock purchased by our sponsor in a private placement prior to our initial public offering;

●	“I-Bankers” are to I-Bankers Securities, Inc.;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued in a private placement to our sponsor, I-Bankers, and Dawson James simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not our initial stockholders or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to NorthView Sponsor I, LLC, a limited liability company;

●	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “NorthView,” “company” or “our company” are to NorthView Acquisition Corp., a Delaware corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

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

iii

PART I

ITEM 1. BUSINESS

Our Company

We are a blank check company formed under the laws of the State of Delaware April 19, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting what are traditionally known as small cap companies domiciled in North America, Europe and/or the APAC regions that are developing assets in the biopharmaceutical, medical technology/medical device and diagnostics space which aligns with our management team’s experience in operating health care companies and in drug and device technology development as well as diagnostic and other services.

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

Subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares of NorthView common stock (the “Earnout Shares”). One-quarter of the Earnout Shares will be issued if, between the 18-month anniversary and the two year anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). One-quarter of the Earnout Shares will be issued if, between the first and second anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $14.50 per share for a similar number of days (“Milestone Event II”). One-quarter of the Earnout Shares will be issued upon the consummation of the Tasly JV (as defined in the amended Merger Agreement) during fiscal year 2024, and one-quarter of the Earnout Shares will be issued if the combined company achieves at least $99,702,000 in revenue in fiscal year 2025 (or up to one-half of the Earnout Shares if both revenue milestones are achieved).

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

On January 12, 2024, the parties to the Merger Agreement entered into Amendment No. 2 to the Merger Agreement (the “Amendment”) pursuant to which the parties agreed to revise the definition of “Milestone Event III” and such that the Earnout Revenue milestone of $11,864,000 for the fiscal year ended December 31, 2024, was replaced with a milestone requiring consummation of the Tasly JV (a joint venture contemplated among Profusa and Tasly (International) Healthcare Capital Company Limited, as described in the Amendment) and receipt of the related funding during the fiscal year ended December 31, 2024. . Amendment No. 2 also extended the Outside Date (the date by which the Business Combination must be consummated, otherwise the Merger Agreement becomes terminable by Profusa or the Company) from September 21, 2023, to June 22, 2024.

Extension Meeting

The Company initially had 15 months from the closing of its initial public offering to complete a Business Combination. On March 10, 2023, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from March 22, 2023 to December 22, 2023 (the “First Extension Meeting”). On December 21, 2023, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from December 22, 2023 to March 22, 2024 (the “Second Extension Meeting”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Nasdaq Delisting Notification

On January 11, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Stock Market. The Notice stated that we had 45 calendar days, or until February 26, 2024, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. We expect to submit to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe, but there can be no assurance that we will be able to do so.

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

Financial Position

We have funds available in the Trust Account for a business combination of approximately $9.3 million, as of December 31, 2023, assuming no further redemptions. This amount includes up to $6,986,250 of the business combination marketing fee payable to I-Bankers and Dawson James, of which $1,921,219 would be payable in cash and $5,065,031 would be payable in NorthView Common Stock at the Closing. Assuming a share price of $10.00 for the NorthView Common Stock, the number of shares to be issued in connection with the business combination marketing fee would be 506,503 shares of NorthView Common Stock. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

In connection with a special meeting of NorthView stockholders, held on March 10, 2023, the NorthView stockholders elected to redeem 18,000,868 public shares of NorthView Common Stock and to extend NorthView’s business combination period monthly, for up to nine months, from March 22, 2023, ultimately until as late as December 22, 2023. Separately, on December 21, 2023, the NorthView stockholders elected to redeem 140,663 public shares of NorthView Common Stock in connection with a shareholder meeting, related to the extension of NorthView’s business combination period monthly, for up to three months, from December 22, 2023, ultimately until as late as March 22, 2024. The aggregate of 18,141,531 public shares redeemed in connection with the Extension represented approximately 75.1% of the total NorthView shares of common stock outstanding following NorthView’s IPO and approximately 95.6% of the public shares previously outstanding. As of December 31, 2023, NorthView had 833,469 public shares of NorthView Common Stock outstanding, and held approximately $9.3 million in the Trust Account. In connection with this Extension, each monthly extension shall require NorthView or its designee to contribute $0.05, per public share outstanding, to the Trust account. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially approximately $10.10 per public share. This amount has increased as a result of contributions to the trust account in connection with the Extension, as well as interest earned on the amounts held in the trust account. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable to I-Bankers and Dawson James pursuant to the business combination marketing agreement. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Ability to Extend Time to Complete Business Combination

We will have until the end of the combination period to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from our initial public offering, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In connection with a special meeting of NorthView stockholders, held on March 10, 2023, the NorthView stockholders elected to redeem 18,000,868 public shares of NorthView Common Stock and to extend NorthView’s business combination period monthly, for up to nine months, from March 22, 2023, ultimately until as late as December 22, 2023. Separately, the NorthView stockholders previously elected to redeem 140,663 public shares of NorthView Common Stock in connection with a shareholder meeting on December 21, 2023, related to the extension of NorthView’s business combination period monthly, for up to three months, from December 22, 2023, ultimately until as late as March 22, 2024.  The aggregate of 18,141,531 public shares redeemed in connection with the extension represented approximately 75.1% of the total NorthView shares of common stock outstanding following NorthView’s IPO and approximately 95.6% of the public shares previously outstanding. In connection with this extension, each monthly extension shall require NorthView or its designee to contribute $0.05, per public share outstanding, to the Trust account. Any such payments have been and will be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares of common stock in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares of common stock in connection with that business combination.

See “Recent Developments – Extension Meeting” above for information about our extension of the combination period from our shareholders.

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

We are now required to evaluate our internal control procedures each fiscal year , which began with the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our sponsor, officers and directors own 86.17% of our outstanding shares of common stock. As a result, if we seek stockholder approval of our initial business combination, it is more likely that we will received the necessary stockholder approval than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by the public stockholders. Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our initial business combination are present at such meeting, we would need only 848,439 of the 18,975,000 public shares, or approximately 4.47% of the shares sold as part of the units in our initial public offering, to be voted in favor of our initial business combination in order to have such transaction approved. In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $4,519 as of December 31, 2023 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. None of our initial stockholders, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. We do not expect to seek loans from parties other than our initial stockholders or an affiliate of our initial stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

Our common stock, rights, and warrants are listed on Nasdaq. On January 11, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Stock Market. The Notice stated that we had 45 calendar days, or until February 26, 2024, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. We expect to submit to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe, but there can be no assurance that we will be able to do so.

We cannot assure you that we will be able to regain compliance with the Annual Stockholders Meeting Rule or that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination, including following any stockholder redemptions in connection with certain amendments to our amended and restated certificate of incorporation. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum market value of listed securities (generally $35 million) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5 million and we would be required to have a minimum of 300 round lot holders of our common stock. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Our initial stockholders own 86.17% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our initial public offering or additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account were previously invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) under the proposed rules issued by the SEC and thus potentially subject to regulation under the Investment Company Act, in January 2024, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination or the liquidation of the Company. Following such liquidation, we may receive less interest on the funds held in the Trust Account than we would have if we had not liquidated such assets. As a result, our public stockholders would receive a lower amount upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 207 West 25th St, 9th Floor, New York, NY 10001. Previously, the cost for this space was included in the $5,000 per month fee that was paid to an affiliate of one of our officers for office space, utilities, secretarial support and other administrative and consulting services. In June 2023, the Company terminated the $5,000 fee arrangement but still maintains our executive office at 207 West 25th St, 9th Floor, New York, NY 10001. We consider our current office space adequate for our current operations.

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

Holders

As of February 21, 2024, there were four holders of record for our shares common stock, one holder of record of our rights, and fiveholders of record of our warrants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 21, 2023, we held the Second Extension Meeting, at which our shareholders approved, among others, a proposal to extend the date we would be required to consummate a business combination from December 22, 2023 to March 22, 2024. In connection with the Second Extension Meeting, public stockholders holding an aggregate of 140,663 Public Shares exercised their right to redeem such shares for a per-share price, payable in cash, equal to the pro rata portion of the trust account established at the consummation of our initial public offering, calculated as of two business days prior to the consummation of the business combination. Following the redemption, there were 6,027,219 shares of common stock issued and outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2023	-	-	-	-

November 1 - November 30, 2023	-	-	-	-

December 1 - December 31, 2023	140,663	$11.13	-	-

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

On September 14, 2023 and September 29, 2023, the Company paid Profusa related expenses in the amount of $25,000, respectively, for a total of $50,000. The Profusa related expenses will not be repaid and are reflected in operating costs in the Company’s consolidated statement of operations.

On December 21, 2023, the Company held a special meeting of stockholders to vote on extending the Combination Period. As a result, the Company has extended the Combination Period from December 22, 2023 to March 22, 2024. In connection with the extension, 140,663 shares of the Company’s common stock were redeemed, with 6,027,219 shares of Common Stock remaining outstanding after the Redemption; 833,469 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our initial public offering. In January 2024, $1,565,078 was paid from the trust account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the balance sheet.

Nasdaq Delisting Notification

On January 11, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Stock Market. The Notice stated that we had 45 calendar days, or until February 26, 2024, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. We expect to submit to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe, but there can be no assurance that we will be able to do so.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through December 31, 2023 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $1,161,910, which consisted of interest income on securities held in the Trust Account of $2,248,538 and a gain of $701,148 for the change in fair value of our warrant liabilities and change in fair value of convertible note of $177,697, offset by operating costs of $1,508,683, and income tax provision of $456,790. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the consolidated statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

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

Liquidity and Going Concern

As of December 31, 2023, we had $4,519 in cash and a working capital deficit of $3,345,130.

For the year ended December 31, 2023, cash used in operating activities was $2,064,860. Net income of $1,161,910 was impacted primarily by trust interest income of $2,248,538, change in fair value of convertible note of $177,697, change in fair value of our warrant liabilities of $701,148. Changes in operating assets and liabilities reflected a use of cash of $99,387 from operating activities during such period.

For the year ended December 31, 2023, cash provided by investing activities included $438,360 of extension payments made to the trust, $1,192,438 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $184,845,836 in relation to a partial stock redemption.

For the year ended December 31, 2023, cash used in financing activities included $1,121,815 of proceeds from a convertible promissory note and $184,845,836 of a partial stock redemption.

For the year ended December 31, 2022, cash used in operating activities was $581,189. Net income of $7,167,738 was impacted primarily by trust interest income of $2,579,268 and change in fair value of our warrant liabilities of $6,358,235. Changes in operating assets and liabilities reflected a source of cash of $1,188,576 from operating activities during such period.

For the year ended December 31, 2022, cash provided by investing activities included $8,447 of reimbursement from the trust of franchise tax payments and $25,000 in reimbursement from a related party.

For the year ended December 31, 2022, there was no cash used in financing activities.

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

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. The Company had principal outstanding of $1,121,815 and is presenting the Note at fair value on its balance sheet at December 31, 2023 in the amount of $944,118.

On January 10, 2024, the Company’s Board of Directors approved, and the Company amended, its Convertible Working Capital Promissory Note (the “Note”) with the sponsor to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

The Company has until as late as March 22, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by March 22, 2024. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2024.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and 2022.

Contractual Obligations

As of December 31, 2023 and 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. As of June 30, 2023, the Company and the sponsor terminated this agreement. For the year ended December 31, 2023, $30,000 had been incurred and billed relating to the administrative service fee. As of December 31, 2023, $50,000 relating to the administrative service fee was not paid yet and recorded as due to related party.

NorthView previously engaged I-Bankers as an advisor to assist in holding meetings to discuss the potential business combination and the target business’ attributes, introduce NorthView to potential investors that are interested providing funding in connection with a Business Combination, assist NorthView in obtaining stockholder approval for such business combination and assist NorthView with its press releases and public filings in connection with such business combination (the “Business Combination Marketing Agreement”). In connection with such engagement, NorthView agreed to pay I-Bankers and Dawson James a cash fee (the “Business Combination Fee”) for such services upon the consummation of a business combination in an amount equal to 3.68% of the gross proceeds of its initial public offering (exclusive of any applicable finders’ fees which might become payable). In connection with the Business Combination, NorthView, I-Bankers and Dawson James amended the Business Combination Marketing Agreement to revise a portion of the Business Combination Fee to be partially payable in NorthView securities and partially payable in cash upon the closing of the Merger with Profusa, with such securities to be subject to lock-up provisions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities and convertible promissory note. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

In determining the fair value of the Private Placement Warrants and the Representative’s Warrants assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.

Net Income Per Common Stock

We have two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION.

During the period covered by this Annual Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title
Jack Stover	69	Co-Founder, Director, Chief Executive Officer
Fred Knechtel	63	Co-Founder, Director, Chief Financial Officer
Peter O’Rourke	50	Chairman of the Board, Independent Director
Ed Johnson	62	Independent Director
Lauren Chung	49	Independent Director

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

Fred Knechtel — Co-Founder, Director and Chief Financial Officer

Fred Knechtel has served as our Chief Financial Officer and director since inception. From August 2022 to August 2023, Mr. Knechtel served as chief financial officer of DiamiR Biosciences. From January 2020 to January 2021, Mr. Knechtel served as chief financial officer of Interpace Biosciences, Inc. From June 2018 to December 2018, Mr. Knechtel served as chief financial officer of GENEWIZ, Inc. From November 2014 to November 2017, Mr. Knechtel served as group chief financial officer of Sims Metal Management. From November 2009 to October 2014, Mr. Knechtel served as chief financial officer of Remy International, Inc. Mr. Knechtel received a Bachelor of Engineering from Stony Brook University and a M.B.A in Finance from Hofstra University. We believe that Mr. Knechtel is well-qualified to serve as a director of our company based on Mr. Knechtel’s experience holding high level executive positions in the life sciences industry, and his financial and accounting experience.

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

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Position at affiliated entity
Jack Stover	Onconova Therapeutics, Inc.	Director

Fred Knechtel	—	—

Peter O’Rourke	TCI Partners	Managing Partner
	AXIM Biotechnologies	Director

Ed Johnson	iONEBIOSUSA	CEO
	Johnson Global Ventures LLC	CEO
	Advantage Capital Partners	Advisor

Lauren Chung	MINLEIGH, LLC	CEO
	Todos Medical Ltd.	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, beginning on the closing date of our initial public offering, we had agreed to pay an affiliate of one of our officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the sponsor terminated this agreement. Our executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 23, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
Jack Stover (4)	4,743,750	78.7%
Fred Knechtel(4)	4,743,750	78.7%
Peter O’Rourke(5)	—	—
Ed Johnson(5)	—	—
Lauren Chung(5)	—	—
All directors and executive officers as a group (5 individuals)	4,743,750	78.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals 207 West 25th St, 9th Floor, New York, NY 10001.

(2)	Interests shown consist solely of founder shares.

(3)	Based on 6,027,219 shares of common stock outstanding.

(4)	Shares are held by NorthView Sponsor I, LLC, a limited liability company, of which Messrs. Stover and Knechtel are the managers. Members of this limited liability company include certain officers and directors of the company. Messrs. Stover and Knechtel disclaim beneficial ownership of the reported shares other than to the extent of their ultimate pecuniary interest therein.

(5)	Does not include any securities held by NorthView Sponsor I, LLC, a limited liability company, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

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

Audit Fees. During the years ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $210,752 and $128,750 for the services Marcum performed in connection with the audit of our December 31, 2023 and 2022 consolidated financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the years ended December 31, 2023 and 2022, our independent registered public accounting firm did not render any audit-related services to us not already covered in “Audit Fees” above.

Tax Fees. During the years ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

3.	Exhibits

Exhibit No.	Description
2.1 †	Merger Agreement and Plan of Reorganization, dated as of November 7, 2022, by and among NorthView, NV Profusa Merger Sub, Inc. and Profusa, Inc. (incorporated by reference to exhibit 2.1 of the Current Report on Form 8-K, filed November 10, 2022)
2.2 †	Amendment No. 1 to Merger Agreement, dated September 12, 2023, by and among NorthView, Profusa and Merger Sub (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, filed September 13, 2023)
2.3 †	Amendment No. 2 to Merger Agreement, dated January 12, 2024, by and among NorthView, Profusa and Merger Sub (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, filed January 22, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed December 23, 2021)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of NorthView Acquisition Corp., dated March 10, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on March 13, 2023)
3.3	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on December 28, 2023)
3.4	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 file no 333-257156)
4.1	Warrant Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
4.2	Rights Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
4.3	Description of Registrant’s Securities (incorporated by reference to exhibit 4.3 of the Annual Report on Form 10-K, filed with the SEC on March 6, 2023)
10.1	Letter Agreement, dated December 20, 2021, by and among the Company, NorthView Sponsor I, LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.2	Investment Management Trust Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.3	Form of Amendment to the Investment Management Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 13, 2023)
10.4	Amendment No. 1 to Investment Management Trust Agreement, dated December 20, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on January 9, 2024)
10.5	Registration Rights Agreement among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.6	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1 file no. 333-257156)
10.7	Form of Administrative Services Agreement, by and between the Company and NorthView Sponsor I, LLC (incorporated by reference to exhibit 10.8 of the Form S-1 file no. 333-257156)

10.8	Business Combination Marketing Agreement dated December 20, 2021 between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.9	Form of Stockholder Support Agreement (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed November 10, 2022).
10.10	Sponsor Support Agreement (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed November 10, 2022).
10.11	Form of Lock-Up Agreement (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed November 10, 2022).
10.12	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed November 10, 2022)
10.13	Omnibus Amendment to I-Bankers Fee Agreements (incorporated by reference to exhibit 10.5 of the Current Report on Form 8-K, filed November 10, 2022)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-257156)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Executive Incentive Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

NORTHVIEW ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Northview Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northview Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination, and management has determined that if the Company is unable to complete a business combination by March 22, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA
February 23, 2024

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$4,519	$193,486
Prepaid expenses and other current assets	6,750	318,218
Cash and marketable securities held in Trust Account	1,565,078	—
Total Current Assets	1,576,347	511,704

Cash and marketable securities held in Trust Account	9,308,328	194,224,782
Total Assets	$10,884,675	$194,736,486

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accrued expenses	$449,114	$448,480
Excise tax payable	1,864,106	—
Common stock to be redeemed (1)	1,565,078	—
Income tax payable	49,061	462,271
Convertible promissory note	944,118	—
Due to related party	50,000	25,000
Total Current Liabilities	4,921,477	935,751

Deferred tax liability	13,661	36,940
Warrant liabilities	156,639	857,787
Total Liabilities	5,091,777	1,830,478

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 833,469 and 18,975,000 shares at redemption value of approximately $11.10 and $10.20 at December 31, 2023 and 2022, respectively	9,252,208	193,525,484

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at December 31, 2023 and 2022 (excluding 833,469 and 18,975,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	519	519
Accumulated deficit	(3,459,829)	(619,995)
Total Stockholders’ Deficit	(3,459,310)	(619,476)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$10,884,675	$194,736,486

(1)	In connection with the special meeting of stockholders to vote on extending the Combination Period, on December 21, 2023, 140,663 shares of the Company’s common stock were redeemed at a per share price of $11.13. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the consolidated balance sheet.

The accompanying notes are an integral part of the consolidated financial statements

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating costs	$1,508,683	$1,270,554
Loss from operations	(1,508,683)	(1,270,554)

Other income
Interest income earned on investments held in trust account	2,248,538	2,579,268
Change in fair value of convertible note	177,697	—
Change in fair value of warrant liabilities	701,148	6,358,235
Total other income, net	3,127,383	8,937,503

Income before provision for income taxes	1,618,700	7,666,949
Provision for income taxes	(456,790)	(499,211)
Net income	$1,161,910	$7,167,738

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,866,356	18,975,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.12	$0.30
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750
Basic and diluted net income per share, common stock	$0.12	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2021	5,193,750	$519	$—	$(5,909,749)	$(5,909,230)
Accretion of common stock to redemption amount	—	—	—	(1,877,984)	(1,877,984)
Net income	—	—	—	7,167,738	7,167,738
Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

Accretion of common stock to redemption amount	—	—	—	(2,137,638)	(2,137,638)

Excise tax on stock redemptions	—	—	—	(1,864,106)	(1,864,106)

Net income	—	—	—	1,161,910	1,161,910

Balance as of December 31, 2023	5,193,750	$519	$—	$(3,459,829)	$(3,459,310)

The accompanying notes are an integral part of the consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows from operating activities:
Net income	$1,161,910	$7,167,738
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(2,248,538)	(2,579,268)
Change in fair value of convertible note	(177,697)	—
Change in fair value of warrant liabilities	(701,148)	(6,358,235)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	311,468	322,396
Accrued offering costs and expenses	634	343,582
Income tax payable	(413,210)	462,271
Deferred tax liability	(23,279)	36,940
Due to related party	25,000	23,387
Net cash used in operating activities	(2,064,860)	(581,189)

Cash Flows from Investing Activities:
Payment of extension fee to trust	(438,360)	—
Cash withdrawn from Trust Account in connection with redemption	184,845,836	—
Reimbursement of franchise tax and income tax payment from trust account	1,192,438	8,447
Reimbursement by related party	—	25,000
Net cash provided by investing activities	185,599,914	33,447

Cash flows from financing activities:
Proceeds from convertible promissory note	1,121,815	—
Redemption of common stock	(184,845,836)	—
Net cash used in financing activities	(183,724,021)	—

Net change in cash	(188,967)	(547,742)
Cash, beginning of the year	193,486	741,228
Cash, end of the year	$4,519	$193,486
Supplemental disclosure of cash flow information:
Income Taxes Paid	$912,437	$—
Accretion of common stock to redemption value	$2,137,638	$1,877,984
Excise tax payable attributable to redemption of common stock	$1,864,106	$—
Reclassification of common stock subject to redemption to common stock to be redeemed	$1,565,078	$—

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

On December 21, 2023, the Company held a special meeting of stockholders to vote on extending the Combination Period. As a result, the Company has extended the Combination Period from December 22, 2023 to March 22, 2024. In connection with the extension, 140,663 shares of the Company’s common stock were redeemed, with 6,027,219 shares of Common Stock remaining outstanding after the Redemption; 833,469 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our initial public offering. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the balance sheet.

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $4,519 in cash and a working capital deficit of $3,345,130. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

In order to finance transaction costs in connection with an intended Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. The Company had principal outstanding of $1,121,815 and is presenting the Note at fair value on its balance sheet at December 31, 2023 in the amount of $944,118.

On January 10, 2024, the Company’s Board of Directors approved, and the Company amended, its Convertible Working Capital Promissory Note (the “Note”) with the sponsor to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

The Company has until as late as March 22, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by as late as March 22, 2024. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2024.

Risks and Uncertainties

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

On March 22, 2023 and December 21, 2023, the Company’s stockholders redeemed 18,000,868 and 140,663 shares, respectively, for a total of $184,845,836 and $1,565,078, respectively. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of December 31, 2023, the Company has a charge to stockholders’ deficit of $1,864,106 of excise tax liability calculated as 1% of the value of shares redeemed.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities and convertible promissory note. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

During the year ended December 31, 2023, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $1,192,438 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

At December 31, 2022, the Company classified its US Treasury bills as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

At December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value as of December 31, 2023
Cash	$1,406
U.S. Treasury Bills	10,872,000
$10,873,406

On December 21, 2023, the Company held a special meeting of stockholders to vote on extending the Combination Period. As a result, the Company has extended the Combination Period from December 22, 2023 to March 22, 2024. In connection with the extension, 140,663 shares of the Company’s common stock were redeemed, with 6,027,219 shares of Common Stock remaining outstanding after the Redemption; 833,469 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our initial public offering. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the balance sheet. Additionally, as part of the adjustment of common stock subject to possible redemption, the Company classified $1,565,078 of the trust account as a current asset on the consolidated balance sheets, which was paid from the Trust Account in January 2024 to redeeming stockholders.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 28.22% and 6.5% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to changes in fair value of warrant liabilities, penalties and interest, business combination expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Interest and penalties expense amounted to $19,158 and $0 during the years ended December 31, 2023 and 2022, respectively.

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

In determining the fair value of the Private Placement Warrants and the Representative’s Warrants assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.

Net Income Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the years ended December 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each category of common stock:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$562,049	$599,861	$5,627,425	$1,540,313

Denominator:
Weighted-average shares outstanding	4,866,356	5,193,750	18,975,000	5,193,750
Basic and diluted net income per share	$0.12	$0.12	$0.30	$0.30

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

As of December 31, 2023 and 2022, the amount of public common stock reflected on the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$189,750,000
Less:
Proceeds allocated to Public Warrants	(4,204,248)
Common stock issuance costs	(7,701,178)
Plus:
Accretion of redeemable common stock	15,680,910
Contingently redeemable common stock, December 31, 2022	193,525,484
Less:
Partial redemption	(186,410,914)
Plus:
Accretion of redeemable common stock	2,137,638
Contingently redeemable common stock, December 31, 2023	$9,252,208

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of December 31, 2023, the Company had principal outstanding of $1,121,815 and is presenting the Note at fair value on its balance sheet at December 31, 2023 in the amount of $944,118.

On January 10, 2024, the Company’s Board of Directors approved, and the Company amended, its Convertible Working Capital Promissory Note (the “Note”) with the sponsor to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

Promissory Note – Related Party

On April 19, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and was to be due at the earlier of December 31, 2021 or the closing of the IPO. On November 5, 2021, the Company amended the promissory note to increase the principal amount up to $200,000 with a due date at the earlier of April 30, 2022 or the closing of the IPO.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the Sponsor terminated this agreement. For the year ended December 31, 2023, $30,000 had been incurred and billed relating to the administrative service fee. For the year ended December 31, 2022, $63,387 had been incurred and billed relating to the administrative service fee. As of December 31, 2023 and 2022, $50,000 and $25,000, respectively, relating to the administrative service fee was not paid and recorded as due to related party.

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

On September 14, 2023 and September 29, 2023, the Company paid Profusa related expenses in the amount of $25,000, respectively, for a total of $50,000. The Profusa related expenses will not be repaid and are reflected in operating costs in the Company’s consolidated statement of operations.

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of December 31, 2023 and 2022, there were 5,193,750 shares of common stock issued and outstanding, excluding 833,469 and 18,975,000 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$10,873,406	$10,873,406	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$85,388	$85,388	$—	$—
Warrant liabilities – Private Placement Warrants	66,128	—	—	66,128
Warrant liabilities – Representative’s Warrants	5,123	—	—	5,123
Convertible promissory note	944,118	—	—	944,118
Total	$1,100,757	$85,388	$—	$1,015,369

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$450,656	$450,656	$—	$—
Warrant liabilities – Private Placement Warrants	377,857	—	—	377,857
Warrant liabilities – Representative’s Warrants	29,274	—	—	29,274
Total	$857,787	$450,656	$—	$407,131

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at December 31, 2023 and 2022 was classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2023 and 2022, the aggregate value of Public Warrants was $85,388 and $450,656, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities and convertible promissory note were as follows at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Input
Risk-free interest rate	5.06%		4.74%
Expected term (years)	0.71		0.90
Expected volatility	De minimis	%	7.7%
Exercise price	$11.50		$11.50
Fair value of Common stock	$11.16		$10.13

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2022	$377,857	$—	$29,274	$407,131
Change in fair value of warrant liabilities	(311,729)	—	(24,151)	(335,880)
Fair value at December 31, 2023	$66,128	$—	$5,123	$71,251

Convertible Promissory Note
Fair value at December 31, 2022	$—
Principal borrowing	1,121,815
Change in fair value of convertible promissory note	(177,697)
Fair value at December 31, 2023	$944,118

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2021	$3,086,701	$3,890,177	$239,144	$7,216,022
Change in fair value of warrant liabilities	(2,708,844)	(2,088,501)	(209,870)	(5,007,215)
Transfer out of Level 3 to Level 1	—	(1,801,676)	—	(1,801,676)
Fair value at December 31, 2022	$377,857	$—	$29,274	$407,131

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

Note 9 – Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset/(liability)
Organizational costs/Startup expenses	$436,196	$232,484
Unrealized gain/loss - Trust	(13,661)	(36,940)
Net deferred tax asset	422,535	195,544
Valuation allowance	(436,196)	(232,484)
Deferred tax (liability), net of allowance	$(13,661)	$(36,940)

The income tax provision consists of the following:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Federal
Current	$480,069	$462,271
Deferred	(226,991)	(187,441)

State
Change in valuation allowance	203,712	224,381
Income tax provision	$456,790	$499,211

As of December 31, 2023 and 2022, the Company had $0 in U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $203,712 and $224,381.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	-11.4	-17.4
Business combination expenses	5.8	-
Penalties and interest	0.2	-
Change in valuation allowance	12.6	2.9
Income tax provision	28.2%	6.5%

The Company files income tax returns in the U.S. federal, New York and New York City jurisdictions and is subject to examination by the various taxing authorities since inception.

Note 10 – Subsequent Events

On January 2, 2024, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into Amendment No. 1 to Investment Management Trust Agreement, dated December 20, 2021, by and between the Company and CST, to allow CST, upon written instruction of the Company, to (i) hold the funds in the Company’s trust account uninvested or (ii) hold the funds in an interest-bearing bank demand deposit account.

On January 10, 2024, the Company’s Board of Directors approved, and the Company amended, its Convertible Working Capital Promissory Note (the “Note”) with the sponsor to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

On January 11, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Stock Market. The Notice stated that we had 45 calendar days, or until February 26, 2024, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. We expect to submit to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe, but there can be no assurance that we will be able to do so.

On January 12, 2024, the parties to the Merger Agreement entered into an Amendment No. 2 to the Merger Agreement (“Amendment No. 2 to the Merger Agreement”) pursuant to which the parties agreed to revise the definition of “Milestone Event III” and such that the Earnout Revenue milestone of $11,864,000 for the fiscal year ended December 31, 2024, was replaced with a milestone of consummating the Tasly JV (as defined in the amended Merger Agreement) and receipt of the related funding (as described elsewhere in this proxy statement/prospectus) during the fiscal year ended December 31, 2024. All other aspects of the Merger Agreement were unmodified.

On February 16, 2024, the Company’s Board of Directors approve and authorized the Company to execute a binding term sheet between the Company and Profusa, Inc. (the “Target”) for PIPE funding with Vellar Opportunities Fund Master, Ltd. (“Vellar”). Vellar has agreed to subscribe for 2,500,000 shares of common and/or preferred stock of the Target upon the closing of the Business Combination at a price of $2.00 per share, for a total amount of $5,000,000 to be funded by Vellar immediately prior to the Business Combination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHVIEW ACQUISITION CORP.

By:	/s/ Jack Stover
Jack Stover
Chief Executive Officer

Date: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Stover	Chief Executive Officer and Director	February 23, 2024
Jack Stover	(Principal Executive Officer)

/s/ Fred Knechtel	Chief Financial Officer, Executive Vice	February 23, 2024
Fred Knechtel	President, Director
(Principal Financial and Accounting Officer)

/s/ Peter O’Rourke	Director	February 23, 2024
Peter O’Rourke

	Director	February 23, 2024
Ed Johnson

/s/ Lauren Chung	Director	February 23, 2024
Lauren Chung