Form 10-Q
period 2024-03-31
NorthView Acquisition Corp
filed 2024-10-09
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of October 9, 2024, there were 5,881,269 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash	$5,314	$4,519
Prepaid expenses and other current assets	60,750	6,750
Cash and marketable securities held in Trust Account	—	1,565,078
Total Current Assets	66,064	1,576,347

Cash and marketable securities held in Trust Account	8,433,168	9,308,328
Total Assets	$8,499,232	$10,884,675

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$614,287	$449,114
Excise tax payable	1,874,990	1,864,106
Common stock to be redeemed (1)	—	1,565,078
Income tax payable	84,176	49,061
Convertible promissory note	1,262,226	944,118
Due to related party	128,815	50,000
Total Current Liabilities	3,964,494	4,921,477

Deferred tax liability	—	13,661
Warrant liabilities	661,362	156,639
Total Liabilities	4,625,856	5,091,777

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 738,075 and 833,469 shares at redemption value of approximately $11.34 and $11.10 at March 31, 2024 and December 31, 2023, respectively	8,369,579	9,252,208

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at March 31, 2024 and December 31, 2023 (excluding 738,075 and 833,469 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively)	519	519
Accumulated deficit	(4,496,722)	(3,459,829)
Total Stockholders’ Deficit	(4,496,203)	(3,459,310)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$8,499,232	$10,884,675

(1)	In connection with the special meeting of stockholders to vote on extending the Combination Period, on December 21, 2023, 140,663 shares of the Company’s common stock were redeemed at a per share price of $11.13. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the consolidated balance sheet.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Formation and operating costs	$470,841	$443,717
Loss from operations	(470,841)	(443,717)

Other income (expense):
Interest income earned on cash and marketable securities held in Trust Account	116,664	1,845,005
Unrealized loss on marketable securities held in Trust Account	—	(3,165)
Change in fair value of convertible loan	60,077	—
Change in fair value of warrant liabilities	(504,723)	(574,137)
Total other (expense) income, net	(327,982)	1,267,703

(Loss) income before provision for income tax	(798,823)	823,986
Income tax provision	(21,454)	(383,091)
Net (loss) income	$(820,277)	$440,895

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	828,228	16,774,894
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.14)	$0.02
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750
Basic and diluted net (loss) income per share, common stock	$(0.14)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2023	5,193,750	$519	$—	$(3,459,829)	$(3,459,310)

Accretion of common stock to redemption value	—	—	—	(205,732)	(205,732)

Excise tax payable attributable to redemption of common stock	—	—	—	(10,884)	(10,884)

Net loss	—	—	—	(820,277)	(820,277)

Balance as of March 31, 2024 (unaudited)	5,193,750	$519	$—	$(4,496,722)	$(4,496,203)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

Accretion of common stock to redemption value	—	—	—	(1,279,617)	(1,279,617)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,848,455)	(1,848,455)

Net income	—	—	—	440,895	440,895

Balance as of March 31, 2023 (unaudited)	5,193,750	$519	$—	$(3,307,172)	$(3,306,653)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(820,277)	$440,895
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(116,664)	(1,845,005)
Unrealized loss on marketable securities held in Trust Account	—	3,165
Change in fair value of warrant liabilities	504,723	574,137
Changes in fair value of convertible note	(60,077)	—
Deferred tax benefit	(13,661)	(35,597)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,000)	25,860
Accounts payable and accrued expenses	165,173	14,529
Income tax payable	35,115	(159,591)
Due to related party	78,815	15,000
Net cash used in operating activities	(280,853)	(966,607)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(125,021)	(48,707)
Cash withdrawn from Trust Account in connection with redemption	2,653,439	184,845,836
Reimbursement of franchise and income taxes from Trust Account	28,484	877,438
Net cash provided by investing activities	2,556,902	185,674,567

Cash flows from financing activities:
Proceeds from convertible promissory note	378,185	—
Redemption of common stock	(2,653,439)	(184,845,836)
Net cash used in financing activities	(2,275,254)	(184,845,836)

Net change in cash	795	(137,876)
Cash, beginning of the period	4,519	193,486
Cash, end of the period	$5,314	$55,610
Supplemental disclosure of cash flow information:
Income taxes paid, inclusive of interest and penalties	$—	$597,437
Excise tax payable attributable to redemption of common stock	$10,884	$1,848,455
Accretion of common stock to redemption value	$205,732	$1,279,617

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

NorthView Acquisition Corporation (the “Company” or “Northview”) is a blank check company incorporated in Delaware on April 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has identified a target company for a business combination and is consummating the acquisition of Profusa.

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

On February 16, 2024, the Company’s Board of Directors approved and authorized the Company to execute a binding term sheet between the Company and Profusa, Inc. (the “Target”) for PIPE funding with Vellar Opportunities Fund Master, Ltd. (“Vellar”). Vellar agreed to subscribe for 2,500,000 shares of common and/or preferred stock of the Target upon the closing of the Business Combination at a price of $2.00 per share, for a total amount of $5,000,000 to be funded by Vellar immediately prior to the Business Combination.

On March 21, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Meeting”). At the meeting, a proposal to approve the amendment of the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 22, 2024, monthly for up to six additional months at the election of the Company and only upon contribution of $0.05 per month per outstanding public share, ultimately until September 22, 2024.

In connection with the meeting, the holders of 95,394 Public Shares properly exercised their right to redeem, with 5,931,825 shares of Common Stock remaining outstanding after the Redemption; 738,075 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with the initial public offering. Consequently, the contribution is $36,904 per month needed for the Company to continue to extend the Combination Period monthly. On May 8, 2024 and May 31, 2024, the Company made two deposits of $36,904 each for April and May extension contributions. On September 10, 2024, the Company made a deposit of $112,114, of which $110,714 was for June, July and August extension contributions and $1,400 for lost interest due to late trust payments.

On September 19, 2024, the Company held an extraordinary general meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock remaining outstanding after the redemption; 687,519 shares of common stock remaining outstanding after the redemption are shares issued in connection with our initial public offering. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On October 1, 2024, the Company made a deposit of $34,376 for September extension contribution.

All of the Public Shares, or shares of our common stock sold as part of the IPO, contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the consolidated balance sheets until such date that a redemption event takes place.

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

Nasdaq Delisting Notification

On January 11, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Stock Market. The Company subsequently held its annual stockholders meeting on March 21, 2024. On March 25, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that it had demonstrated compliance with the Annual Stockholders Meeting Rule.

On March 7, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with the requirement to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15 million, as set forth in Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”), because the MVPHS of the Company was below $15 million for the 30 consecutive business days prior to the date of the Notice.

The Notice does not impact the listing of the Common Stock on The Nasdaq Global Market at this time. The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days from the date of the Notice, or until September 3, 2024, to regain compliance with the MVPHS Requirement. During this period, the Common Stock will continue to trade on The Nasdaq Global Market. If at any time before September 3, 2024 the MVPHS closes at $15 million or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the MVPHS Requirement and the matter will be closed.

The Notice provides that the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). Prior to September 3, 2024, the Company submitted an application to transfer the listing of its securities to the Nasdaq Capital Market. Nasdaq has not made a determination with regard to such transfer application as of the date of this report.

On June 3, 2024, the Company received a delinquency notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2024.

On September 12, 2024, the Company received a letter (the “Nasdaq Letter”) from the Staff indicating the Company’s non-compliance with the Listing Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2024.

This Nasdaq Letter has no immediate effect on the listing of the Company’s securities on Nasdaq. However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq.

The Nasdaq Letter also notified the Company that the Staff has granted the Company an exception to enable it to regain compliance with the Listing Rule. Pursuant to the terms of the exception, the Company must file the following on or prior to October 14, 2024:

●	The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024; and

●	The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.

If the Company does not satisfy the terms of the exception, the Staff will provide written notification that the Company’s securities will be delisted. At such time, the Company could appeal the Staff’s determination to a Hearings Panel.

Liquidity and Going Concern

As of March 31, 2024, the Company had $5,314 in cash and a working capital deficit of $3,898,430. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

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

On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

The Company had principal outstanding of $1,500,000 and is presenting the Note at fair value on its balance sheet at March 31, 2024 in the amount of $1,262,226.

The Company has until March 22, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by March 22, 2025. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2025.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock occurring on or after January 1, 2023, by publicly traded U.S. domestic corporations, by certain U.S. domestic subsidiaries of publicly traded foreign corporations, by “covered surrogate foreign corporations” (as defined in the IR Act) and by certain affiliates of the foregoing. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and to prevent the avoidance of the excise tax.

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

On March 22, 2023 and December 21, 2023, the Company’s stockholders redeemed 18,000,868 and 140,663 shares, respectively, for a total of $184,845,836 and $1,565,078, respectively. On March 26, 2024, the Company’s stockholders redeemed 95,394 shares for a total of $1,088,361. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of March 31, 2024, the Company has a charge to stockholders’ deficit of $1,874,990 of excise tax liability, including $10,884 charged during the three months ended March 31, 2024, calculated as 1% of the value of shares redeemed.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on February 26, 2024.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities and convertible promissory note. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

At March 31, 2024, the assets held in the Trust Account were in cash. At December 31, 2023, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

During the three months ended March 31, 2024, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $28,484 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

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

At March 31, 2024 substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank and at December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

	Fair Value as of March 31, 2024	Fair Value as of December 31, 2023
Cash	$8,433,168	$1,406
U.S. Treasury Bills	—	10,872,000
	$8,433,168	$10,873,406

On December 21, 2023, the Company held a special meeting of stockholders to vote on extending the Combination Period. As a result, the Company extended the Combination Period from December 22, 2023 to March 22, 2024, which was later extended to September 22, 2024. In connection with the extension, 140,663 shares of the Company’s common stock were redeemed. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the balance sheet. Additionally, as part of the adjustment of common stock subject to possible redemption, the Company classified $1,565,078 of the trust account as a current asset on the consolidated balance sheets, which was paid from the Trust Account in January 2024 to redeeming stockholders.

As of March 31, 2024, all of the Trust assets were classified as noncurrent.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying consolidated condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (2.69)% and 46.49% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in fair value of warrant liabilities and convertible loan, penalties and interest, business combination expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Interest and penalties expense amounted to $0 during the three months ended March 31, 2024 and 2023.

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

In determining the fair value of the Private Placement Warrants and the Representative’s Warrants, assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.

Net Income (Loss) Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category of common stock:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(112,816)	$(707,461)	$336,660	$104,235

Denominator:
Weighted-average shares outstanding	828,228	5,193,750	16,774,894	5,193,750
Basic and diluted net (loss) income per share	$(0.14)	$(0.14)	$0.02	$0.02

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

As of March 31, 2024 and December 31, 2023, the amount of public common stock reflected on the consolidated balance sheets is reconciled in the following table:

Contingently redeemable common stock, December 31, 2022	193,525,484
Less:
Partial redemption	(186,410,914)
Plus:
Accretion of redeemable common stock	2,137,638
Contingently redeemable common stock, December 31, 2023	$9,252,208
Less:
Partial redemption	(1,088,361)
Plus:
Accretion of redeemable common stock	205,732
Contingently redeemable common stock, March 31, 2024	$8,369,579

Recently Issued Accounting Standards

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. As of March 31, 2024, the Company had principal outstanding of $1,500,000 and is presenting the Note at fair value on its balance sheet at March 31, 2024 in the amount of $1,262,226.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the Sponsor terminated this agreement. For the three months ended March 31, 2024 and 2023, $0 and $15,000 had been incurred and billed relating to the administrative service fee, respectively. As of March 31, 2024 and December 31, 2023, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. For the three months ended March 31, 2024, the Sponsor had advanced the Company $78,815 for working capital purposes, of which $0 was repaid during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the outstanding balance under the advances amounted to $78,815 and $0, respectively. The balance is recorded in due to related party in the accompanying condensed consolidated balance sheets as of March 31, 2024.

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

On September 14, 2023 and September 29, 2023, the Company paid Profusa related expenses in the amount of $25,000, respectively, for a total of $50,000. The Profusa related expenses will not be repaid and did not incur such expenses as of the date of filing.

On January 12, 2024, the parties to the Merger Agreement entered into an Amendment No. 2 to the Merger Agreement pursuant to which the parties agreed to revise the definition of “Milestone Event III” and such that the Earnout Revenue milestone of $11,864,000 for the fiscal year ended December 31, 2024, was replaced with a milestone of consummating the Tasly JV (as defined in the amended Merger Agreement) and receipt of the related funding during the fiscal year ended December 31, 2024. All other aspects of the Merger Agreement were unmodified.

On March 4, 2024, the parties to the Merger Agreement entered into Amendment No. 3 to the Merger Agreement pursuant to which the parties agreed to revise the definition of Company Reference Value (as defined in the Merger Agreement) to adjust for financing proceeds and debt conversions that could be received by Profusa prior to the Business Combination. All other aspects of the Merger Agreement were unmodified.

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of March 31, 2024 and December 31, 2023, there were 5,193,750 shares of common stock issued and outstanding, excluding 738,075 and 833,469 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$8,433,168	$8,433,168	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$360,525	$—	$360,525	$—
Warrant liabilities – Private Placement Warrants	279,205	—	—	279,205
Warrant liabilities – Representative’s Warrants	21,632	—	—	21,632
Convertible promissory note	1,262,226	—	—	1,262,226
Total	$1,923,588	$8,433,168	$360,525	$1,563,063

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$10,873,406	$10,873,406	$ —	$—
Liabilities:
Warrant liabilities – Public Warrants	$85,388	$85,388	$—	$—
Warrant liabilities – Private Placement Warrants	66,128	—	—	66,128
Warrant liabilities – Representative’s Warrants	5,123	—	—	5,123
Convertible promissory note	944,118	—	—	944,118
Total	$1,100,757	$85,388	$—	$1,015,369

The Public Warrants, the Private Placement Warrants and the Representative’s Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at March 31, 2024 was classified as Level 2 due to the lack of an active market. At December 31, 2023, the Public Warrants was classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2024 and December 31, 2023, the aggregate value of Public Warrants was $360,525 and $85,388, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Input
Risk-free interest rate	5.23%		5.06%
Expected term (years)	0.71		0.71
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$11.27		$11.16

The key inputs into the Monte Carlo simulation model for the convertible promissory note were as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Input
Risk-free interest rate	5.47%		5.48%
Expected term (years)	0.19		0.19
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$11.27		$11.16

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2023	$66,128	$—	$5,123	$71,251
Change in fair value of warrant liabilities	213,077	—	16,509	229,586
Fair value at March 31, 2024	$279,205	$—	$21,632	$300,837

	Private Placement Warrants	Public Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2022	$377,857	$—	$29,274	$407,131
Change in fair value of warrant liabilities	246,681	—	19,112	265,793
Fair value at March 31, 2023	$624,538	$—	$48,386	$672,924

Convertible Promissory Note
Fair value at December 31, 2023	$944,118
Principal borrowing	378,185
Change in fair value of convertible promissory note	(60,077)
Fair value at March 31, 2024	$1,262,226

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

The convertible promissory note was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the note. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the note. The expected life of the note is assumed to be equivalent to their remaining contractual term. As of March 31, 2024 and December 31, 2023, the aggregate value of convertible promissory note was $1,262,226 and $944,118, respectively.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as set forth below:

On May 31, 2024, the Company’s Board of Directors approved, and the Company second amended its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

On June 3, 2024, the Company received a delinquency notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2024.

On September 12, 2024, the Company received a letter (the “Nasdaq Letter”) from the Staff indicating the Company’s non-compliance with the Listing Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2024.

This Nasdaq Letter has no immediate effect on the listing of the Company’s securities on Nasdaq. However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq.

The Nasdaq Letter also notified the Company that the Staff has granted the Company an exception to enable it to regain compliance with the Listing Rule. Pursuant to the terms of the exception, the Company must file the following on or prior to October 14, 2024:

●	The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024; and

●	The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.

If the Company does not satisfy the terms of the exception, the Staff will provide written notification that the Company’s securities will be delisted. At such time, the Company could appeal the Staff’s determination to a Hearings Panel.

On September 19, 2024, the Company held an extraordinary general meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock projected to be remaining outstanding after the projected redemption; 687,519 shares of common stock remaining outstanding after the Redemption are shares issued in connection with our initial public offering. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On October 1, 2024, the Company made a deposit of $34,376 for September extension contribution.

On May 9, 2024, the original term sheet between the Company and Profusa was amended and restated to clarify certain provisions of the original term sheet.

On September 25, 2024, Vellar terminated the Amended and Restated Binding Principal Terms and Conditions with the Company and Profusa, dated May 9, 2024 (“Amended Term Sheet”). The termination letter notified the Company and Profusa that Vellar elected to exercise its right to terminate pursuant to which Vellar will be entitled to receive all reasonable costs and expenses related thereto not to exceed $75,000. Total fees associated with the transaction amounted to $59,867 to be paid by either the Company or Profusa.

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

Overview

We are a blank check company incorporated on April 19, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our initial public offering on December 22, 2021 and have identified a target company for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

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

On September 14, 2023 and September 29, 2023, the Company paid Profusa related expenses in the amount of $25,000, respectively, for a total of $50,000. The Profusa related expenses will not be repaid and did not incur such expenses as of the date of filing.

On January 12, 2024, the parties to the Merger Agreement entered into an Amendment No. 2 to the Merger Agreement pursuant to which the parties agreed to revise the definition of “Milestone Event III” and such that the Earnout Revenue milestone of $11,864,000 for the fiscal year ended December 31, 2024, was replaced with a milestone of consummating the Tasly JV (as defined in the amended Merger Agreement) and receipt of the related funding during the fiscal year ended December 31, 2024. All other aspects of the Merger Agreement were unmodified.

On March 4, 2024, the parties to the Merger Agreement entered into Amendment No. 3 to the Merger Agreement pursuant to which the parties agreed to revise the definition of Company Reference Value (as defined in the Merger Agreement) to adjust for financing proceeds and debt conversions that could be received by Profusa prior to the Business Combination. All other aspects of the Merger Agreement were unmodified.

Extension of Our Combination Period

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

On February 16, 2024, the Company’s Board of Directors approved and authorized the Company to execute a binding term sheet (“Original term sheet”) between the Company and Profusa, Inc. (the “Target”) for PIPE funding with Vellar Opportunities Fund Master, Ltd. (“Vellar”). Vellar agreed to subscribe for 2,500,000 shares of common and/or preferred stock of the Target upon the closing of the Business Combination at a price of $2.00 per share, for a total amount of $5,000,000 to be funded by Vellar immediately prior to the Business Combination. On May 9, 2024, the original term sheet between the Company and Profusa was amended and restated to clarify certain provisions of the original term sheet.

On March 21, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Meeting”). At the meeting, a proposal to approve the amendment of the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 22, 2024, monthly for up to six additional months at the election of the Company and only upon contribution of $0.05 per month per outstanding public share, ultimately until September 22, 2024.

In connection with the meeting, the holders of 95,394 Public Shares properly exercised their right to redeem, with 5,931,825 shares of Common Stock remaining outstanding after the Redemption; 738,075 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with the initial public offering. Consequently, the contribution is $36,904 per month needed for the Company to continue to extend the Combination Period monthly. On May 8, 2024 and May 31, 2024, the Company made two deposits of $36,904 each for April and May extension contributions. On September 10, 2024, the Company made a deposit of $112,114, of which $110,174 was for June, July and August extension contributions and $1,400 for lost interest due to late trust payments.

On May 31, 2024, the Company’s Board of Directors approved, and the Company second amended its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

On September 19, 2024, the Company held an extraordinary general meeting of stockholders (the “Meeting”). At the meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock remaining outstanding after the redemption; 687,519 shares of common stock remaining outstanding after the redemption are shares issued in connection with our initial public offering. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On October 1, 2024, the Company made a deposit of $34,376 for September extension contribution.

On September 25, 2024, Vellar terminated the Amended and Restated Binding Principal Terms and Conditions with the Company and Profusa, dated May 9, 2024 (“Amended Term Sheet”). The termination letter notified the Company and Profusa that Vellar elected to exercise its right to terminate pursuant to which Vellar will be entitled to receive all reasonable costs and expenses related thereto not to exceed $75,000. Total fees associated with the transaction amounted to $59,867 to be paid by either the Company or Profusa.

Nasdaq Delisting Notification

On January 11, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Stock Market. The Company subsequently held its annual stockholders meeting on March 21, 2024. On March 25, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that it had demonstrated compliance with the Annual Stockholders Meeting Rule.

On March 7, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with the requirement to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15 million, as set forth in Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”), because the MVPHS of the Company was below $15 million for the 30 consecutive business days prior to the date of the Notice.

The Notice does not impact the listing of the Common Stock on The Nasdaq Global Market at this time. The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days from the date of the Notice, or until September 3, 2024, to regain compliance with the MVPHS Requirement. During this period, the Common Stock will continue to trade on The Nasdaq Global Market. If at any time before September 3, 2024 the MVPHS closes at $15 million or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the MVPHS Requirement and the matter will be closed.

The Notice provides that the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). Prior to September 3, 2024, the Company submitted an application to transfer the listing of its securities to the Nasdaq Capital Market. Nasdaq has not made a determination with regard to such transfer application as of the date of this report.

On June 3, 2024, the Company received a delinquency notification letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2024.

On September 12, 2024, the Company received a letter (the “Nasdaq Letter”) from the Staff indicating the Company’s non-compliance with the Listing Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2024.

This Nasdaq Letter has no immediate effect on the listing of the Company’s securities on Nasdaq. However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq.

The Nasdaq Letter also notified the Company that the Staff has granted the Company an exception to enable it to regain compliance with the Listing Rule. Pursuant to the terms of the exception, the Company must file the following on or prior to October 14, 2024:

●	The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024; and

●	The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.

If the Company does not satisfy the terms of the exception, the Staff will provide written notification that the Company’s securities will be delisted. At such time, the Company could appeal the Staff’s determination to a hearings panel.

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through March 31, 2024 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $820,277, which consisted of operating costs of $470,841, income tax provision of $21,454, and a loss of $504,723 for the change in fair value of our warrant liabilities, offset by interest income on securities held in the Trust Account of $116,664 and change in fair value of convertible note of $60,077.

For the three months ended March 31, 2023, we had net income of $440,895, which consisted of interest income and unrealized loss on securities held in the Trust Account of $1,841,840, offset by operating costs of $443,717, a loss of $574,137 for the change in fair value of our warrant liabilities, and income tax provision of $383,091.

Liquidity and Going Concern

As of March 31, 2024, we had $5,314 in cash and a working capital deficit of $3,898,430.

For the three months ended March 31, 2024, cash used in operating activities was $280,853. Net loss of $820,277 was impacted primarily by trust interest income of $116,664, change in fair value of convertible note of $60,077, change in deferred tax provision of $13,661 and change in fair value of our warrant liabilities of $504,723. Changes in operating assets and liabilities reflected cash provided of $225,103 from operating activities during such period.

For the three months ended March 31, 2024, cash provided by investing activities included $125,051 of extension payments made to the trust, $28,484 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $2,653,439 in relation to a partial stock redemption.

For the three months ended March 31, 2024, cash used in financing activities included $378,185 of proceeds from a convertible promissory note and $2,653,439 of a partial stock redemption.

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

For the three months ended March 31, 2023, cash provided by investing activities included $48,707 of extension payments made to the trust, $877,438 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $184,845,836 in relation to a partial stock redemption.

For the three months ended March 31, 2023, cash used in financing activities included $184,845,836 of redemption of common stock.

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

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. The Company had principal outstanding of $1,500,000 and is presenting the Note at fair value on its balance sheet at March 31, 2024 in the amount of $1,262,226.

The Company has until March 22, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by March 22, 2025. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 22, 2025.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

As of March 31, 2024 and December 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. As of June 30, 2023, the Company and the sponsor terminated this agreement. For the three months ended March 31, 2024 and 2023, $0 and $15,000 had been incurred and billed relating to the administrative service fee, respectively. As of March 31, 2024 and December 31, 2023, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

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

Critical Accounting Estimates

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

In determining the fair value of the Private Placement Warrants and the Representative’s Warrants, a Monte Carlo simulation model is used, meaning assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.

Recent Accounting Standards

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2024 due to the existence of material weakness.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, the Company identified a material weakness in our internal controls over the recording of insurance expense and income taxes, as well as related to the recording of the fair value of the convertible promissory note in financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely effect investors.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2023. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023 filed with the SEC.

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

NORTHVIEW ACQUISITION CORP.

Date: October 9, 2024	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer