Form 10-Q
period 2024-09-30
NorthView Acquisition Corp
filed 2024-12-17
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 17, 2024, there were 5,881,269 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash	$533	$4,519
Prepaid expenses and other current assets	38,945	6,750
Prepaid income taxes	47,026	—
Cash and marketable securities held in Trust Account	595,439	1,565,078
Total Current Assets	681,943	1,576,347

Cash and marketable securities held in Trust Account	8,101,849	9,308,328
Total Assets	$8,783,792	$10,884,675

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$726,980	$449,114
Advance from Profusa	320,717	—
Excise tax payable	1,880,944	1,864,106
Common stock to be redeemed (1)	595,439	1,565,078
Income tax payable	—	49,061
Convertible promissory note – related party	1,591,380	944,118
Due to related party	50,000	50,000
Total Current Liabilities	5,165,460	4,921,477

Deferred tax liability	—	13,661
Warrant liabilities	652,659	156,639
Total Liabilities	5,818,119	5,091,777

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 687,519 and 833,469 shares at redemption value of approximately $11.84 and $11.10 at September 30, 2024 and December 31, 2023, respectively	8,140,935	9,252,208

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at September 30, 2024 and December 31, 2023 (excluding 687,519 and 833,469 shares subject to possible redemption at September 30, 2024 and December 31, 2023, respectively)	519	519
Accumulated deficit	(5,175,781)	(3,459,829)
Total Stockholders’ Deficit	(5,175,262)	(3,459,310)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$8,783,792	$10,884,675

(1)	In connection with the special meeting of stockholders to vote on extending the Combination Period, on December 21, 2023, 140,663 shares of the Company’s common stock were redeemed at a per share price of $11.13. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the consolidated balance sheet.

In connection with the special meeting of stockholders to vote on extending the Combination Period, on September 30, 2024, 50,556 shares of the Company’s common stock were redeemed at a per share price of $11.78. In October 2024, $595,439 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $595,439 as common stock to be redeemed and reduced common stock subject to possible redemption as of September 30, 2024 on the condensed consolidated balance sheet.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Formation and operating costs	$317,270	$290,098	$1,041,241	$1,048,525
Loss from operations	(317,270)	(290,098)	(1,041,241)	(1,048,525)

Other income (expense):
Interest income earned on cash and marketable securities held in Trust Account	108,750	138,725	333,934	2,103,111
Change in fair value of convertible promissory note	14,621	53,186	140,719	111,776
Change in fair value of warrant liabilities	304,575	(243,659)	(496,020)	190,079
Total other income (expense), net	427,946	(51,748)	(21,367)	2,404,966

Income (loss) before provision for income tax	110,676	(341,846)	(1,062,608)	1,356,441
Income tax provision	(19,499)	(25,499)	(63,979)	(430,502)
Net Income (Loss)	$91,177	$(367,345)	$(1,126,587)	$925,939

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	737,525	974,132	767,832	6,183,174
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.02	$(0.06)	$(0.19)	$0.08
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750	5,193,750	5,193,750
Basic and diluted net income (loss) per share, common stock	$0.02	$(0.06)	$(0.19)	$0.08

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,193,750	$519	$—	$(3,459,829)	$(3,459,310)

Accretion of common stock to redemption value	—	—	—	(205,732)	(205,732)

Excise tax payable attributable to redemption of common stock	—	—	—	(10,884)	(10,884)

Net loss	—	—	—	(820,277)	(820,277)
Balance as of March 31, 2024 (unaudited)	5,193,750	519	—	(4,496,722)	(4,496,203)

Accretion of common stock to redemption value	—	—	—	(181,330)	(181,330)

Net loss	—	—	—	(397,487)	(397,487)
Balance as of June 30, 2024 (unaudited)	5,193,750	519	—	(5,075,539)	(5,075,020)

Accretion of common stock to redemption value	—	—	—	(185,465)	(185,465)

Excise tax payable attributable to redemption of common stock	—	—	—	(5,954)	(5,954)

Net Income	—	—	—	91,177	91,177
Balance as of September 30, 2024 (unaudited)	5,193,750	$519	$—	$(5,175,781)	$(5,175,262)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

Accretion of common stock to redemption value	—	—	—	(1,279,617)	(1,279,617)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,848,455)	(1,848,455)

Net income	—	—	—	440,895	440,895
Balance as of March 31, 2023 (unaudited)	5,193,750	519	—	(3,307,172)	(3,306,653)

Accretion of common stock to redemption value	—	—	—	(419,670)	(419,670)

Net income	—	—	—	852,389	852,389
Balance as of June 30, 2023 (unaudited)	5,193,750	519	—	(2,874,453)	(2,873,934)

Accretion of common stock to redemption value	—	—	—	(242,047)	(242,047)

Net loss	—	—	—	(367,345)	(367,345)
Balance as of September 30, 2023 (unaudited)	5,193,750	$519	$—	$(3,483,845)	$(3,483,326)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,126,587)	$925,939
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(333,934)	(2,103,111)
Change in fair value of warrant liabilities	496,020	(190,079)
Changes in fair value of convertible promissory note	(140,719)	(111,776)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,195)	182,592
Prepaid income taxes	(47,026)	—
Accounts payable and accrued expenses	277,867	(11,438)
Income tax payable	(49,061)	(404,837)
Deferred tax liability	(13,661)	(36,940)
Due to related party	—	30,000
Net cash used in operating activities	(969,296)	(1,719,650)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(347,847)	(340,947)
Cash withdrawn from Trust Account in connection with redemption	2,653,439	184,845,836
Reimbursement of franchise and income taxes from Trust Account	204,459	1,171,438
Net cash provided by investing activities	2,510,051	185,676,327

Cash flows from financing activities:
Proceeds from convertible promissory note	787,981	713,015
Advance from Profusa	320,717	—
Redemption of common stock	(2,653,439)	(184,845,836)
Net cash used in financing activities	(1,544,741)	(184,132,821)

Net change in cash	(3,986)	(176,144)
Cash, beginning of the period	4,519	193,486
Cash, end of the period	$533	$17,342
Supplemental disclosure of cash flow information:
Income taxes paid, inclusive of interest and penalties	$173,727	$891,437
Excise tax payable attributable to redemption of common stock	$16,838	$1,848,455
Accretion of common stock to redemption value	$572,527	$1,941,334

Reclassification of common stock subject to redemption to common stock to be redeemed	$595,439	$—

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

On September 19, 2024, the Company held an extraordinary general meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 shares of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock remaining outstanding after the redemption; 687,519 shares of common stock remaining outstanding after the redemption are shares issued in connection with our initial public offering. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On October 4, 2024, the Company made a deposit of $34,376 for the September extension contribution. On December 13, 2024, the Company made a deposit of $68,752 for the October and November extension contributions. In October 2024, $595,439 was paid from the trust account to redeeming stockholders in connection with the extension.

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

The Extension Notice also notified the Company that the Staff had determined to grant the Company a further exception to enable it to regain compliance with the Listing Rule. Pursuant to the terms of the exception, the Company must file its Quarterly Report on Form 10-Q for the period ended June 30, 2024 on or prior to November 18, 2024. On November 15, 2024, the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 2024.

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

On December 6, 2024, the Company received a notice from the Nasdaq’s Listing Qualifications’ Staff stating that since the Company has not filed its Form 10-Q for the period ended September 30, 2024, the Company no longer complies with Listing Rules for continued listing. The Company has 60 calendar days to submit a plan to regain compliance and if Nasdaq accepts the plan, the Company will be granted an exception of up to 180 calendar days from filing’s due date or until May 19, 2025 to regain compliance.

On October 7, 2024, Nasdaq Rule 5815 was amended, companies failing to complete a business combination within 36 months, as required by Rule IM 5101-2(b), will face immediate suspension and delisting after receiving a Nasdaq determination letter.

Liquidity and Going Concern

As of September 30, 2024, the Company had $533 in cash and a working capital deficit of $4,483,517. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

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

The Company had principal outstanding of $1,909,796 and is presenting the Note at fair value on its balance sheet at September 30, 2024 in the amount of $1,591,380.

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

On March 22, 2023 and December 21, 2023, the Company’s stockholders redeemed 18,000,868 and 140,663 shares, respectively, for a total of $184,845,836 and $1,565,078, respectively. On March 26, 2024, the Company’s stockholders redeemed 95,394 shares for a total of $1,088,361. On September 30, 2024, the Company’s stockholders redeemed 50,556 shares for a total of $595,439. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of September 30, 2024, the Company has a charge to stockholders’ deficit of $1,880,944 of excise tax liability, including $16,838 charged during the nine months ended September 30, 2024, calculated as 1% of the value of shares redeemed.

On April 12, 2024, the Treasury released Proposed Regulations on the Excise Tax On Repurchase of Corporate Stock. In the Proposed Regulations the Treasury declined to adopt special rules for Special Purpose Acquisition Corporations. The Proposed Regulations do not exempt redemptions of stock pursuant to a mandatory redemption right or a unilateral holder put option. The Proposed Regulations clarify that a distribution pursuant to a plan of complete Liquidation is not a repurchase and thus generally not subject to the stock repurchase excise tax.

On July 3, 2024, the Treasury issued final regulations with respect to the procedure and administration of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. As of September 30, 2024 and the date of this report, the excise tax was not paid and recorded as excise tax payable. The Company is currently evaluating its options with respect to this obligation, and it is planning to seek a postponement of the 2023 Excise tax payment and return filing deadline to February 3, 2025 based on the Hurricane Beryl relief announced in TX-2024-08. Any amount of such Excise Tax not paid in full, could be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

At September 30, 2024, the assets held in the Trust Account were in cash. At December 31, 2023, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

During the nine months ended September 30, 2024, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $204,459 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

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

At September 30, 2024, substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank and at December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

	Fair Value as of September 30, 2024	Fair Value as of December 31, 2023
Cash	$8,697,288	$1,406
U.S. Treasury Bills	—	10,872,000
	$8,697,288	$10,873,406

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

As of September 30, 2024, all of the Trust assets with the exception of $595,439 were classified as noncurrent assets. The $595,439 that is classified as a current asset is related to the common stock to be redeemed liability reflected on the condensed consolidated balance sheets and was paid subsequent to September 30, 2024 with the use of Trust assets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 17.62% and (7.46)% for the three months ended September 30, 2024 and 2023, respectively, and (6.02)% and 31.74% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to changes in fair value of warrant liabilities and convertible loan, business combination expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Interest and penalties expense amounted to $0 and $0 during the three and nine months ended September 30, 2024. Interest and penalties expense amounted to $0 and $19,158 during the three and nine months ended September 30, 2023, respectively.

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

Net Income (Loss) Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$11,337	$79,840	$(58,017)	$(309,328)	$(145,101)	$(981,486)	$503,233	$422,706

Denominator:
Weighted-average shares outstanding	737,525	5,193,750	974,132	5,193,750	767,832	5,193,750	6,183,174	5,193,750
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.06)	$(0.06)	$(0.19)	$(0.19)	$0.08	$0.08

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

As of September 30, 2024 and December 31, 2023, the amount of public common stock reflected on the consolidated balance sheets is reconciled in the following table:

Contingently redeemable common stock, December 31, 2022	193,525,484
Less:
Partial redemption	(186,410,914)
Plus:
Accretion of redeemable common stock	2,137,638
Contingently redeemable common stock, December 31, 2023	$9,252,208
Less:
Partial redemption	(1,683,800)
Plus:
Accretion of redeemable common stock	572,527
Contingently redeemable common stock, September 30, 2024	$8,140,935

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. As of September 30, 2024, the Company had principal outstanding of $1,909,796 and is presenting the Note at fair value on its balance sheet at September 30, 2024 in the amount of $1,591,380.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the Sponsor terminated this agreement. For the three and nine months ended September 30, 2024, $0 had been incurred and billed relating to the administrative service fee, respectively. For the three and nine months ended September 30, 2023, $0 and $30,000, respectively, had been incurred and billed relating to the administrative service fee. As of September 30, 2024 and December 31, 2023, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

Advances from Profusa

During the nine months ending September 30, 2024, Profusa agreed to advance funds to the Company to pay for operating expenses. As of September 30, 2024, there was $320,717 owed to Profusa, which is due upon demand or at the completion of the Business Combination.

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

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of September 30, 2024 and December 31, 2023, there were 5,193,750 shares of common stock issued and outstanding, excluding 687,519 and 833,469 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$8,697,288	$8,697,288	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$355,781	$—	$355,781	$—
Warrant liabilities – Private Placement Warrants	275,531	—	—	275,531
Warrant liabilities – Representative’s Warrants	21,347	—	—	21,347
Convertible promissory note	1,591,380	—	—	1,591,380
Total	$2,244,039	$—	$355,781	$1,888,258

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$10,873,406	$10,873,406	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$85,388	$85,388	$—	$—
Warrant liabilities – Private Placement Warrants	66,128	—	—	66,128
Warrant liabilities – Representative’s Warrants	5,123	—	—	5,123
Convertible promissory note	944,118	—	—	944,118
Total	$1,100,757	$85,388	$—	$1,015,369

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at September 30, 2024 was classified as Level 2 due to the lack of an active market. At December 31, 2023, the Public Warrants was classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2024 and December 31, 2023, the aggregate value of Public Warrants was $355,781 and $85,388, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Input
Risk-free interest rate	3.95%		5.06%
Expected term (years)	1.10		0.71
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$11.70		$11.16

The key inputs into the Monte Carlo simulation model for the convertible promissory note were as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Input
Risk-free interest rate	4.44%		5.48%
Expected term (years)	0.46		0.19
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$11.70		$11.16

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023:

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2023	$66,128	$5,123	$71,251
Change in fair value of warrant liabilities	213,077	16,509	229,586
Fair value at March 31, 2024	279,205	21,632	300,837
Change in fair value of warrant liabilities	124,908	9,676	134,584
Fair value at June 30, 2024	404,113	31,308	435,421
Change in fair value of warrant liabilities	(128,582)	(9,961)	(138,543)
Fair value at September 30, 2024	$275,531	$21,347	$296,878

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2022	$377,857	$29,274	$407,131
Change in fair value of warrant liabilities	246,681	19,112	265,793
Fair value at March 31, 2023	624,538	48,386	672,924
Change in fair value of warrant liabilities	(433,503)	(33,585)	(467,088)
Fair value at June 30, 2023	191,035	14,801	205,836
Change in fair value of warrant liabilities	102,865	7,969	110,834
Fair value at September 30, 2023	$293,900	$22,770	$316,670

Convertible Promissory Note
Fair value at December 31, 2023	$944,118
Principal proceeds	378,185
Change in fair value of convertible promissory note	(60,077)
Fair value at March 31, 2024	$1,262,226
Proceeds received through convertible promissory note	330,796
Change in fair value of convertible promissory note	(66,021)
Fair value at June 30, 2024	$1,527,001
Proceeds received through convertible promissory note	79,000
Change in fair value of convertible promissory note	(14,621)
Fair value at September 30, 2024	$1,591,380

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

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as disclosed in Note 1.

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

On September 19, 2024, the Company held an extraordinary general meeting of stockholders (the “Meeting”). At the meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 shares of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock remaining outstanding after the redemption; 687,519 shares of common stock remaining outstanding after the redemption are shares issued in connection with our initial public offering. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On October 4, 2024, the Company made a deposit of $34,376 for the September extension contribution. On December 13, 2024, the Company made a deposit of $68,752 for the October and November extension contributions. In October 2024, $595,439 was paid from the trust account to redeeming stockholders in connection with the extension.

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

On December 6, 2024, the Company received a notice from the Nasdaq’s Listing Qualifications’ Staff stating that since the Company has not filed its Form 10-Q for the period ended September 30, 2024, the Company is no longer complies with Listing Rules for continued listing. The Company has 60 calendar days to submit a plan to regain compliance and if Nasdaq accepts the plan, the Company will be granted an exception of up to 180 calendar days from filing’s due date or until May 19, 2025 to regain compliance.

The Extension Notice also notified the Company that the Staff had determined to grant the Company a further exception to enable it to regain compliance with the Listing Rule. Pursuant to the terms of the exception, the Company must file its Quarterly Report on Form 10-Q for the period ended June 30, 2024 on or prior to November 18, 2024. On November 15, 2024, the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 2024.

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

On December 6, 2024, the Company received a notice from the Nasdaq’s Listing Qualifications’ Staff stating that since the Company has not filed its Form 10-Q for the period ended September 30, 2024, the Company no longer complies with Listing Rules for continued listing. The Company has 60 calendar days to submit a plan to regain compliance and if Nasdaq accepts the plan, the Company will be granted an exception of up to 180 calendar days from filing’s due date or until May 19, 2025 to regain compliance.

On October 7, 2024, Nasdaq Rule 5815 was amended and companies failing to complete a business combination within 36 months, as required by Rule IM 5101-2(b), will face immediate suspension and delisting after receiving a Nasdaq determination letter.

Results of Operations

As of September 30, 2024, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 30, 2024 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $91,177, which consisted of operating costs of $317,270, income tax provision of $19,499, offset by $304,575 for the change in fair value of our warrant liabilities, interest income on securities held in the Trust Account of $108,750 and change in fair value of convertible note of $14,621.

For the nine months ended September 30, 2024, we had net loss of $1,126,587, which consisted of operating costs of $1,041,241, income tax provision of $63,979, and a loss of $496,020 for the change in fair value of our warrant liabilities, offset by interest income on securities held in the Trust Account of $333,934 and change in fair value of convertible note of $140,719.

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

Liquidity and Going Concern

As of September 30, 2024, we had $533 in cash and a working capital deficit of $4,483,517.

For the nine months ended September 30, 2024, cash used in operating activities was $969,296. Net loss of $1,126,587 was impacted primarily by trust interest income of $333,934, change in fair value of convertible note of $140,719 and change in fair value of our warrant liabilities of $496,020. Changes in operating assets and liabilities reflected cash provided of $135,924 from operating activities during such period.

For the nine months ended September 30, 2024, cash provided by investing activities included $347,847 of extension payments made to the trust, $204,459 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $2,653,439 in relation to stock redemptions.

For the nine months ended September 30, 2024, cash used in financing activities included $787,981 of proceeds from a convertible promissory note, $320,717 of an advance from Profusa and $2,653,439 paid out in relation to stock redemptions.

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

For the nine months ended September 30, 2023, cash used in financing activities included $713,015 of proceeds from a convertible promissory note and cash withdrawn from the trust of $184,845,836 in relation to a partial stock redemption.

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

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. The Company had principal outstanding of $1,909,796 and is presenting the Note at fair value on its balance sheet at September 30, 2024 in the amount of $1,591,380.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

As of September 30, 2024 and December 31, 2023, we did not have any long-term debt or capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. As of June 30, 2023, the Company and the sponsor terminated this agreement. For the three and nine months ended September 30, 2024, $0 and $0 had been incurred and billed relating to the administrative service fee. For the three and nine months ended September 30, 2023, $0 and $30,000 had been incurred and billed relating to the administrative service fee, respectively. As of September 30, 2024 and December 31, 2023, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2024 due to the existence of material weaknesses related to complex financial instruments specifically related to recording the value of the convertible promissory note, proper recording of accounts payable and accrued expenses, expensing of prepaid expenses and the calculation of the Company’s income tax provision.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2023. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023 filed with the SEC, other than those described below.

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq after the 36-month window ends on December 20, 2024

Nasdaq Listing Rule IM-5101-2(b) (the “Rule”), requires that we complete a business combination no later than 36 months after our IPO, and Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement to complete a business combination within the timeframe specified by the Rule, and our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq after such 36-month window ends on December 20, 2024. Therefore, if we do not complete our business combination by December 20, 2024, our securities will be suspended and delisted from Nasdaq. In addition, while we may appeal the suspension and delisting, a Nasdaq hearings panel will have no discretion in allowing us to remain listed and may only reverse the Nasdaq’s staff’s determination if it finds it made a factual error applying the Rule, which there will not be assuming that we receive a delisting letter on or after December 20, 2024.

The extensions permitted under our charter allow us to complete a business combination after December 20, 2024, which is beyond the time-frame permitted by the Rule and which means we may not be listed at the time we close a business combination.

If our securities are delisted, our securities would likely trade on the Over the Counter (OTC) market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. If this were to occur, we would face significant material adverse consequences, including.

●	a determination that our public shares are a “penny stock,” which will require brokers trading in the public shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

●	a limited availability of market quotations for the Company’s securities;

●	reduced liquidity for the Company’s securities;

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we would no longer be listed on Nasdaq, our securities would no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may make more difficult and costly to complete a business combination. Further, this may make us a less attractive business combination partner for companies with which we would otherwise seek to pursue a business combination. In addition, our securityholders could be prohibited from trading in our securities absent our registration in the state where such securityholder lives. To date we have not registered our securities in any State, and do not currently plan to do so. This may make it difficult or impossible for our securityholders to trade in our securities.

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

NORTHVIEW ACQUISITION CORP.

Date: December 17, 2024	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer