Form 10-K
period 2024-12-31
NorthView Acquisition Corp
filed 2025-03-31
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from          to

Commission File Number: 001-41177

NORTHVIEW ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3437271
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

207 West 25th St, 9th Floor
New York, NY 10001
(212) 494-9022

(Address of Principal Executive Offices, Zip Code and Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NVAC	None
Rights, each right convertible into one-tenth of one share of common stock	NVACR	None
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	NVACW	None

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing price for the common stock on June 30, 2024, as reported on the Nasdaq Stock Market was $68,215,988.

As of March 28, 2025, 5,348,311 shares of Company common stock, par value $0.0001 were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends on June 22, 2025, unless we amend our charter to further extend the period of time to consummate a business combination;

●	“Dawson James” are to Dawson James Securities, Inc.;

●	“founder shares” are to shares of our common stock purchased by our sponsor in a private placement prior to our initial public offering;

●	“I-Bankers” are to I-Bankers Securities, Inc.;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued in a private placement to our sponsor, I-Bankers, and Dawson James simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not our initial stockholders or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to NorthView Sponsor I, LLC, a limited liability company;

●	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “NorthView,” “company” or “our company” are to NorthView Acquisition Corp., a Delaware corporation.

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

On March 4, 2024, the parties to the Merger Agreement entered into an Amendment No. 3 to the Merger Agreement (“Amendment No. 3 to the Merger Agreement”) pursuant to which the parties agreed to revise the Company Reference Value to adjust for financing proceeds and debt conversions that could be received by Profusa prior to the Business Combination. On March 14, 2024, NorthView filed a Current Report on Form 8-K regarding Amendment No. 3 to the Merger Agreement with the SEC.

On February 11, 2025, the parties to the Merger Agreement entered into an Amendment No. 4 to the Merger Agreement (“Amendment No. 4 to the Merger Agreement”) pursuant to which the parties agreed to revise the Company Reference Value to adjust for financing proceeds that could be received by Profusa prior to the Business Combination, along with debt conversions and incentive shares being issued that. On February 19, 2025, NorthView filed a Current Report on Form 8-K regarding Amendment No. 4 to the Merger Agreement with the SEC.

Extension Meeting

The Company initially had 15 months from the closing of its initial public offering to complete a Business Combination. On March 10, 2023, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from March 22, 2023 to December 22, 2023 (the “First Extension Meeting”). On December 21, 2023, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from December 22, 2023 to March 22, 2024 (the “Second Extension Meeting”). On March 21, 2024, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from March 22, 2023 to September 22, 2024 (the “Third Extension Meeting”). On September 19, 2024, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from September 22, 2024 to March 22, 2025 (the “Fourth Extension Meeting”). On March 21, 2025, the Company had the Special Meeting. At the Special Meeting, shareholders approved an extension for the Company to consummate an initial business combination from March 22, 2025 to June 22, 2025 (the “Fifth Extension Meeting”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Nasdaq Delisting

On December 20, 2024, NorthView received a delisting determination letter from Nasdaq as the 36-month anniversary from its IPO has passed on December 27, 2024, and NorthView’s securities were suspended from trading and delisted from Nasdaq. As of the same date, NorthView’s securities started being quoted on OTC Pink.

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

Financial Position

We had funds available in the Trust Account for a business combination of approximately $8.3 million, as of December 31, 2024. On March 21, 2025, the Company’s stockholders elected to redeem 532,958 public shares of Common Stock in connection with the extension of our business combination period for up to three months, from March 22, 2025, ultimately until as late as June 22, 2025. In connection with this extension, the Company is required to make a one-time contribution of $30,000 to the Trust Account for the entire extension period, which occurred on March 21, 2025. Following the extension, we have available funds in the Trust Account of approximately $1.9 million as of March 21, 2025. This amount includes $2.0 million of the business combination marketing fee payable to I-Bankers and Dawson James, payable in cash upon the Closing of our business combination with Profusa. As the business combination marketing fee exceeds the funds available in the Trust Account, the Company is expected to use proceeds from a private financing to pay a portion of the business combination marketing fee at the closing of the business combination.

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

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

In connection with a special meeting of NorthView stockholders, held on March 10, 2023, the NorthView stockholders elected to redeem 18,000,868 public shares of NorthView Common Stock and to extend NorthView’s business combination period monthly, for up to nine months, from March 22, 2023, ultimately until as late as December 22, 2023. Separately, on December 21, 2023, the NorthView stockholders elected to redeem 140,663 public shares of NorthView Common Stock in connection with a shareholder meeting, related to the extension of NorthView’s business combination period monthly, for up to three months, from December 22, 2023, ultimately until as late as March 22, 2024. Additionally, the NorthView stockholders elected to redeem 95,394 public shares of NorthView Common Stock in connection with a shareholder meeting on March 21, 2024, related to the extension of NorthView’s business combination period monthly, for up to six months, from March 22, 2024, ultimately until as late as September 22, 2024. On September 19, 2024, the NorthView stockholders elected to redeem 50,556 public shares of NorthView Common Stock in connection with the extension of NorthView’s business combination period monthly, for up to six months, from September 22, 2024, ultimately until as late as March 22, 2025. The aggregate of 18,287,481 public shares redeemed in connection with the Extension represented approximately 75.7% of the total NorthView shares of common stock outstanding following NorthView’s IPO and approximately 96.4% of the public shares previously outstanding. As of December 31, 2024, NorthView had 687,519 public shares of NorthView Common Stock outstanding, and held approximately $8.3 million in the Trust Account. In connection with this Extension, each monthly extension shall require NorthView or its designee to contribute $0.05, per public share outstanding, to the Trust account. We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially approximately $10.10 per public share. This amount has increased as a result of contributions to the trust account in connection with the Extension, as well as interest earned on the amounts held in the trust account. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable to I-Bankers and Dawson James pursuant to the business combination marketing agreement. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Ability to Extend Time to Complete Business Combination

We will have until the end of the combination period to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from our initial public offering, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In connection with a special meeting of NorthView stockholders, held on March 10, 2023, the NorthView stockholders elected to redeem 18,000,868 public shares of NorthView Common Stock and to extend NorthView’s business combination period monthly, for up to nine months, from March 22, 2023, ultimately until as late as December 22, 2023. Separately, on December 21, 2023, the NorthView stockholders elected to redeem 140,663 public shares of NorthView Common Stock in connection with a shareholder meeting, related to the extension of NorthView’s business combination period monthly, for up to three months, from December 22, 2023, ultimately until as late as March 22, 2024. Additionally, the NorthView stockholders elected to redeem 95,394 public shares of NorthView Common Stock in connection with a shareholder meeting on March 21, 2024, related to the extension of NorthView’s business combination period monthly, for up to six months, from March 22, 2024, ultimately until as late as September 22, 2024. On September 19, 2024, the NorthView stockholders elected to redeem 50,556 public shares of NorthView Common Stock in connection with the extension of NorthView’s business combination period monthly, for up to six months, from September 22, 2024, ultimately until as late as March 22, 2025. On March 21, 2025, the NorthView stockholders elected to redeem 532,958 public shares of NorthView Common Stock in connection with the extension of NorthView’s business combination period from March 22, 2025, until as late as June 22, 2025. At the time of the stockholder vote on March 21, 2025, NorthView’s stockholders redeemed 9.1% of the total outstanding shares. The aggregate of 18,820,439 public shares redeemed in connection with the Extension represented approximately 77.9% of the total NorthView shares of common stock outstanding following NorthView’s IPO and approximately 99.2% of the public shares previously outstanding. In connection with this extensions, NorthView or its designee to contributed funds to the Trust Account. Any such payments have been and will be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares of common stock in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares of common stock in connection with that business combination.

See “Recent Developments - Extension Meeting” above for information about our extension of the combination period from our shareholders.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our initial stockholders. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

Redemptions of our public shares may also be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Proposed Business - Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our sponsor, officers and directors own 88.7% of our outstanding shares of common stock. As a result, if we seek stockholder approval of our initial business combination, it is more likely that we will received the necessary stockholder approval than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by the public stockholders. In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved.

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

Of the net proceeds of our initial public offering, the sale of the private placement warrants, and subsequent private financings, only approximately $16,204 as of December 31, 2024 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. None of our initial stockholders, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. We do not expect to seek loans from parties other than our initial stockholders or an affiliate of our initial stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Effecting our initial business combination - Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Any failure to meet the initial listing requirements of Nasdaq could result in an inability to list our common stock and warrants on Nasdaq and the obligation to comply with the “penny stock” rules and could affect the combined company’s cash position following the closing of an initial business combination.

Prior to March 21, 2025, our charter prevented us from redeeming public shares to the extent that it would cause our net tangible assets to be less than $5,000,001 (the “NTA Requirement”). The NTA Requirement has been waived by our stockholders, and our charter was amended on March 21, 2025. The initial purpose of the NTA Requirement in the charter was to ensure that we would not be subject to the “penny stock” rules of the SEC, and to therefore not be deemed a “blank check company” as defined under Rule 419 of the Securities Act, because it complied with the NTA Requirement.

However, if our net tangible assets less than $5,000,001 upon closing of the business combination with Profusa, the combined company’s failure to meet the initial listing requirements of Nasdaq could result in (i) the inability of the combined company to list the common stock and warrants on Nasdaq and (ii) the obligation to comply with the “penny stock” trading rules.

If an initial business combination is consummated but the combined company is not able to list its common stock and warrants on Nasdaq, such securities would likely then trade only in the over-the-counter market and the market liquidity of such securities could be adversely affected and their market price could decrease. If the common stock and warrants were to trade on the over-the-counter market, selling such securities could be more difficult because smaller quantities of such securities would likely be bought and sold, transactions could be delayed, and the combined company could face significant material adverse consequences, including: (i) a limited availability of market quotations for its securities, (ii) reduced liquidity for its securities, (iii) a determination that the common stock are a “penny stock” which will require brokers trading in such shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for the securities, (iv) limited or no news or analyst coverage, and (v) a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for the common stock and/or warrants, could substantially impair the combined company’s ability to raise additional funds, and could result in a loss of institutional investor interest and fewer development opportunities for the combined company. However, we note that the ability to meet Nasdaq listing requirements is currently a condition to closing the business combination with Profusa.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, including our officers or directors, or their advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our securities were suspended from trading and delisted from Nasdaq on December 27, 2024, following receipt of a delisting determination letter from Nasdaq on December 20, 2024. This could have significant material adverse consequences on us and our securities, including that it will negatively impact our ability to complete a Business Combination, will limit investors’ ability to make transactions in our securities and could subject us to additional trading restrictions.

We currently have up until as late as June 22, 2025 to complete an initial business combination. Nasdaq Listing Rule 5815, which was amended effective October 7, 2024, provides for the immediate suspension and delisting upon issuance of a listing determination letter for failure to meet the requirement in Nasdaq Listing Rule IM 5101-2(b), curtailing the ability of the Nasdaq hearings panel to give special purpose acquisition companies (SPACs) more time to complete an initial business combination beyond 36 months. Nasdaq Listing Rule IM 5101-2(b) requires a SPAC such as us to complete its initial business combination within 36 months of the effectiveness of its IPO registration statement, which, in our case, was December 20, 2024.

As such, following December 20, 2024 (our 36-month anniversary), we are no longer in compliance with Nasdaq listing rules. On December 20, 2024, we received a delisting determination letter from Nasdaq. As a result, our securities were immediately suspended from trading and delisted from Nasdaq on December 27, 2024. Our securities are currently traded on OTC Pink.

In addition, in connection with any initial business combination, we would be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time, particularly if we are no longer listed on a stock exchange.

Following the suspension and delisting of our securities from Nasdaq, we and our securities are currently facing significant material adverse consequences, including:

●	being less attractive to potential business combination targets and therefore making it more difficult for us to complete an initial business combination;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	a limited availability of market quotations for our securities, even if our securities were to be quoted on an over-the-counter market;

●	reduced liquidity and demand for our securities;

●	determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules and could result in a further reduced level of trading activity in the secondary trading market for our securities;

●	greater difficulty and cost at being able to satisfy any applicable stock exchange’s initial listing requirements for the post-business combination company;

●	our securities no longer qualifying as “covered securities” under the National Securities Markets Improvement Act of 1996 (“NSMIA”), meaning that sales of our securities would be subject to regulation in each state in which that sale occurs, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination or to otherwise issue additional securities or obtain additional financing in the future and could negatively impact the ability of our security holders to trade, and result in further reduced liquidity and demand for, our securities; and

●	a limited amount of news and analyst coverage.

Additionally, under the Merger Agreement, one of the conditions to Closing is the listing by Nasdaq of the New Profusa common stock and securities and satisfaction of initial and continued listing requirement. Following the delisting of our securities from the Nasdaq, New Profusa may face increased difficulties and uncertainties in meeting the initial and continued listing requirement of Nasdaq, such as the requirements as to the market value of unrestricted publicly held shares and market value of listed securities, and therefore face increased uncertainties as to its ability to successfully consummate the Business Combination.

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

Risks Relating to our Management and Directors

We may identify material weaknesses in our internal control over financial reporting in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet periodic reporting obligations.

As a public company, we are required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and make an ongoing, formal assessment of the effectiveness of our internal controls over financial reporting.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid control deficiencies that could lead to material weaknesses in our internal control over financial reporting in the future. Our current controls, and any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, deficiencies in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

We have performed a formal evaluation of our internal control over financial reporting under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as required by Section 404 of the Sarbanes-Oxley Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2024 due to the existence of material weaknesses. We have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. We are required to evaluate and disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in our Company and, as a result, the market price of our common stock.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including dedicated to internal resources. We may also need to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC and other regulatory authorities.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management - Directors and Executive Officers,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

Our initial stockholders own 97.1% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our initial public offering or additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units commenced public trading on December 20, 2021, under the symbol “NVACU”. Our shares of common stock, rights, and warrants began separate trading on January 21, 2022, under the symbols “NVAC,” “NVACR,” and “NVACW” respectively, and our units ceased trading on such separation date. On December 27, 2024, the common stock, rights, and warrants began to be quoted on the OTC Pink Sheets under the same symbols.

Holders

As of March 28, 2025, there were four holders of record for our shares common stock, one holder of record of our rights, and five holders of record of our warrants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

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

On September 12, 2023, the parties to the Merger Agreement entered into Amendment No. 1 to the Merger Agreement ( “Amendment No. 1”) pursuant to which the parties agreed to revise the revenue earnout milestones to reflect updated projections provided by Profusa. Specifically, Amendment No. 1 revised the definition of “Milestone Event III” and “Milestone Event IV” such that one-quarter of the Earnout Shares would be issued to Profusa stockholders if the combined company achieves Earnout Revenue of $11,864,000 for the fiscal year ended December 31, 2024, and one-quarter of the Earnout Shares would be issued to Profusa stockholders if the combined company achieves Earnout Revenue of $99,702,000 for the fiscal year ended December 31, 2025. Amendment No. 1 also clarified the exercise price of certain the Company Warrants.

On January 12, 2024, the parties to the Merger Agreement entered into an Amendment No. 2 to the Merger Agreement (“Amendment No. 2”) pursuant to which the parties agreed to revise the definition of “Milestone Event III” and such that the Earnout Revenue milestone of $11,864,000 for the fiscal year ended December 31, 2024, was replaced with a milestone of consummating the APAC Joint Venture and receipt of the related funding (as described elsewhere in this proxy statement/prospectus) during the fiscal year ended December 31, 2024.

On March 4, 2024, the parties to the Merger Agreement entered into an Amendment No. 3 to the Merger Agreement (“Amendment No. 3”) pursuant to which the parties agreed to revise the Company Reference Value to adjust for financing proceeds and debt conversions that could be received by Profusa prior to the Business Combination

On February 11, 2025, the parties to the Merger Agreement entered into an Amendment No. 4 to the Merger Agreement (“Amendment No. 4”) pursuant to which the parties agreed to revise the Company Reference Value to adjust for financing proceeds received by Profusa prior to the Business Combination, along with debt conversions and incentive shares being issued. Additionally, Amendment No. 4 to the Merger Agreement revised the definition of “Milestone Event III” and “Milestone Event IV” such that the parties extended the period for Profusa to consummate the APAC Joint Venture and receive the related funding until December 31, 2025, and extended the period for Profusa to achieve Earnout Revenue of $11,864,000 for the fiscal year ended December 31, 2026.

Additionally, if Milestone Event I or Milestone Event II are achieved by the second anniversary of the Closing, NorthView’s sponsor, NorthView Sponsor I, LLC and Profusa stockholders, will be issued additional shares up to the amount of any shares forgone as an inducement to obtaining Additional Financings (as defined in the Merger Agreement).

Merger Agreement Amendment and Termination of Financing

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

On February 11, 2025, the parties entered into Amendment No. 4 to the Merger Agreement pursuant to which the parties agreed to revise the Company Reference Value (as defined in the Merger Agreement) to adjust for financing proceeds received by Profusa prior to the Business Combination, along with debt conversions and incentive shares to be issued. Additionally, the Amendment (i) revised the definition of “Milestone Event III” such that the parties extended the period for Profusa to consummate the APAC Joint Venture (as defined in the Merger Agreement) and receive the related funding from December 31, 2024 until December 31, 2025, and (ii) revised the definition of “Milestone Event IV” to change the earnout revenue target from $99,702,000 for the fiscal year ended December 31, 2025 to an earnout revenue target of $11,864,000 for the fiscal year ended December 31, 2026.

Extension of Our Combination Period

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

On September 19, 2024, the Company held a special meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 shares of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock remaining outstanding after the redemption; 687,519 shares of common stock remaining outstanding after the redemption are shares issued in connection with our initial public offering. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On October 4, 2024, the Company made a deposit of $34,376 for the September extension contribution. In October 2024, $595,439 was paid from the trust account to redeeming stockholders in connection with the extension that took place at the September 19, 2024 stockholders meeting. On December 13, 2024, the Company made a deposit of $68,752 for the October and November extension contributions. On December 23, 2024, the Company made a deposit of $34,376 for the December extension contribution. On February 27, 2025, the Company made a deposit of $49,376 for the January extension contribution and a portion ($15,000) of the February extension contribution. On March 7, 2025, the Company deposited the remainder of the February extension contribution of $19,376, plus interest.

On March 18, 2025, the company commenced a special meeting of stockholders, which was adjourned until March 21, 2025 without conducting any business. On March 21, 2025, the Company reconvened the special meeting to approve an extension of time for the Company to consummate an initial business combination from March 22, 2025 to June 22, 2025. The meeting was adjourned until March 21, 2025, at which the stockholders approve the extension of the business combination period until June 22, 2025. As a condition of the extension, the Company contributed $30,000 to the Trust Account, for the entire extension period, on March 21, 2025.

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

Nasdaq Delisting

On December 20, 2024, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market that the Company’s securities would be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by December 20, 2024 (36 months from the effectiveness of its IPO registration statement) as required by Listing Rule IM-5101-2. Accordingly, trading in the Company’s Common Stock, Rights and Warrants was suspended at the opening of business on December 27, 2024 and a Form 25-NSE was filed by Nasdaq with the Securities and Exchange Commission, which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Rights and Warrants began to be quoted its on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “NVAC,” “NVACR” and “NVACW.”

Results of Operations

As of December 31, 2024, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through December 31, 2024 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net loss of $8,711,619 which consisted of operating costs of $1,351,038, income tax provision of $80,513, change in fair value of our warrant liabilities of $539,531 and change in fair value of convertible note of $7,165,953, offset by interest income on securities held in the Trust Account of $425,416.

For the year ended December 31, 2023, we had net income of $1,161,910, which consisted of interest income on securities held in the Trust Account of $2,248,538 and a gain of $701,148 for the change in fair value of our warrant liabilities and change in fair value of convertible note of $177,697, offset by operating costs of $1,508,683, and income tax provision of $456,790.

Liquidity and Going Concern

As of December 31, 2024, we had $16,204 in cash and a working capital deficit of $12,254,024.

For the year ended December 31, 2024, cash used in operating activities was $1,296,812. Net loss of $8,711,619 was impacted primarily by trust interest income of $425,416, change in fair value of convertible note of $7,165,953 and change in fair value of our warrant liabilities of $539,531. Changes in operating assets and liabilities reflected cash provided by operating activities of $134,739 during such period.

For the year ended December 31, 2024, cash provided by investing activities included $485,350 of extension payments made to the trust, $204,459 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $3,248,878 in relation to stock redemptions.

For the year ended December 31, 2024, cash used in financing activities included $797,981 of proceeds from a convertible promissory note, $791,407 of an advance from Profusa and $3,248,878 paid out in relation to stock redemptions.

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

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. The Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at December 31, 2024 in the amount of $8,908,052.

The Company has until June 22, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by June 22, 2025. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 22, 2025.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 and 2023.

Contractual Obligations

As of December 31, 2024 and 2023, we did not have any long-term debt or capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. As of June 30, 2023, the Company and the sponsor terminated this agreement. For the year ended December 31, 2024, $0 had been incurred and billed relating to the administrative service fee. For the year ended December 31, 2023, $30,000 had been incurred and billed relating to the administrative service fee. As of December 31, 2024 and 2023, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

NorthView previously engaged I-Bankers as an advisor to assist in holding meetings to discuss the potential business combination and the target business’ attributes, introduce NorthView to potential investors that are interested providing funding in connection with a Business Combination, assist NorthView in obtaining stockholder approval for such business combination and assist NorthView with its press releases and public filings in connection with such business combination (the “Business Combination Marketing Agreement”). In connection with such engagement, NorthView agreed to pay I-Bankers and Dawson James a cash fee (the “Business Combination Fee”) for such services upon the consummation of a business combination in an amount equal to 3.68% of the gross proceeds of its initial public offering (exclusive of any applicable finders’ fees which might become payable). In connection with the Business Combination, NorthView, I-Bankers and Dawson James amended the Business Combination Marketing Agreement to revise a portion of the Business Combination Fee to be partially payable in NorthView securities and partially payable in cash upon the closing of the Merger with Profusa, with such securities to be subject to lock-up provisions.  Subsequently, on January 19, 2025, the agreement was modified by the parties such that the Company will be required to pay $2,000,000, payable in cash, if a business combination is consummated.

Critical Accounting Estimates

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

Recent Accounting Standards

Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. See Note 10 for further details regarding this adoption.

Standards not yet Adopted

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2024 due to the existence of material weaknesses. Our internal controls did not detect an error in (i) the review of the convertible promissory notes valuation and warrant valuation (ii) proper recording of accounts payable and accrued expenses, expensing or prepaid expenses and the calculation of our income tax provision.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

Jack Stover - Co-Founder, Director and Chief Executive Officer

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

Fred Knechtel - Co-Founder, Director and Chief Financial Officer

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

Peter O’Rourke - Chairman of the Board

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

Ed Johnson - Director

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

Lauren Chung - Director

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

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Position at affiliated entity
Jack Stover	Onconova Therapeutics, Inc.	Director

Fred Knechtel	-	-

Peter O’Rourke	TCI Partners	Managing Partner
	AXIM Biotechnologies	Director

Ed Johnson	iONEBIOSUSA	CEO
	Johnson Global Ventures LLC	CEO
	Advantage Capital Partners	Advisor

Lauren Chung	MINLEIGH, LLC	CEO
	Todos Medical Ltd.	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of NorthView Common Stock as of March 28, 2025 by:

●	each person known by NorthView to beneficially own more than 5% of the outstanding NorthView Common Stock;

●	each of NorthView’s named executive officers and directors; and

●	all of NorthView’s executive officers and directors as a group.

Unless otherwise indicated, NorthView believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Except as otherwise noted herein, the number and percentage of NorthView Common Stock beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any Profusa Common Stock as to which the holder has sole or shared voting power or investment power and also any NorthView Common Stock which the holder has the right to acquire within 60 days of March 21, 2025 through the exercise of any option, conversion or any other right.

As of March 28, 2025, there were 5,348,311 shares of NorthView Common Stock outstanding.

	NorthView Common Stock
	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Name of Beneficial Owner(1)
Executive Officers and Directors:
Jack Stover(3)(2)	4,743,750	80.7%
Fred Knechtel(3)(2)	4,743,750	80.7%
Peter O’Rourke(4)	—	—
Ed Johnson(4)	—	—
Lauren Chung(4)	—	—
All directors and executive officers as a group (five individuals)	4,743,750	80.7%
Five Percent or More Holders:
NorthView Sponsor I, LLC(3)(2)	4,743,750	80.7%

*	Represents less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals 207 West 25th St, 9th Floor, New York, NY 10001.
(2)	Interests shown consist solely of founder shares.
(3)	Shares are held by NorthView Sponsor I, LLC, a limited liability company, of which Messrs. Stover and Knechtel are the managers. Members of this limited liability company include certain officers and directors of the company. Messrs. Stover and Knechtel disclaim beneficial ownership of the reported shares other than to the extent of their ultimate pecuniary interest therein.
(4)	Does not include any securities held by NorthView Sponsor I, LLC, a limited liability company, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

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

Audit Fees. During the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $191,946 and $108,148 for the services Marcum performed in connection with the audit of our December 31, 2024 and 2023 consolidated financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $62,335 and $102,604 for the services Marcum performed in connection with any audit-related services.

Tax Fees. During the years ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

3.	Exhibits

Exhibit No.	Description
2.1 †	Merger Agreement and Plan of Reorganization, dated as of November 7, 2022, by and among NorthView, NV Profusa Merger Sub, Inc. and Profusa, Inc. (incorporated by reference to exhibit 2.1 of the Current Report on Form 8-K, filed November 10, 2022)
2.2	Amendment No. 1 to Merger Agreement, dated September 12, 2023, by and among NorthView, Profusa and Merger Sub (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, filed September 13, 2023)
2.3	Amendment No. 2 to Merger Agreement, dated January 12, 2024, by and among NorthView, Profusa and Merger Sub (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, filed January 22, 2024)
2.4	Amendment No. 3 to Merger Agreement, dated March 4, 2024, by and among NorthView, Profusa and Merger Sub (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, filed March 14, 2024)
2.5	Amendment No. 4 to Merger Agreement, dated February 11, 2025, by and among NorthView, Profusa and Merger Sub (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 19, 2025)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed December 23, 2021)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of NorthView Acquisition Corp., dated March 10, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on March 13, 2023)
3.3	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on December 28, 2023)
3.4	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 file no 333-257156)
3.5	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on March 26, 2024)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on September 23, 2024)
3.7	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on March 26, 2025)
4.1	Warrant Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
4.2	Rights Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
4.3	Description of Registrant’s Securities (incorporated by reference to exhibit 4.3 of the Annual Report on Form 10-K, filed with the SEC on March 6, 2023)

10.1	Letter Agreement, dated December 20, 2021, by and among the Company, NorthView Sponsor I, LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.2	Investment Management Trust Agreement, dated December 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.3	Form of Amendment to the Investment Management Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 13, 2023)
10.4	Amendment No. 1 to Investment Management Trust Agreement, dated December 20, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on January 9, 2024)
10.5	Registration Rights Agreement among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.6	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1 file no. 333-257156)
10.7	Form of Administrative Services Agreement, by and between the Company and NorthView Sponsor I, LLC (incorporated by reference to exhibit 10.8 of the Form S-1 file no. 333-257156)
10.8	Business Combination Marketing Agreement dated December 20, 2021 between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on December 23, 2021)
10.9	Form of Stockholder Support Agreement (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed November 10, 2022).
10.10	Sponsor Support Agreement (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed November 10, 2022).
10.11	Form of Lock-Up Agreement (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed November 10, 2022).
10.12	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed November 10, 2022)
10.13	Omnibus Amendment to I-Bankers Fee Agreements (incorporated by reference to exhibit 10.5 of the Current Report on Form 8-K, filed November 10, 2022)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-257156)
19	Insider Trading Policy of the Company
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Executive Incentive Clawback Policy (incorporated by reference to exhibit 97.1 of Form 10-K, filed February 26, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

NORTHVIEW ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Northview Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northview Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before June 22, 2025. The Company entered into a definitive business combination agreement with a business combination target on November 7, 2022; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 22, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 22, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Boston, MA

March 28, 2025

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$16,204	$4,519
Prepaid expenses and other current assets	14,166	6,750
Prepaid income taxes	30,492	—
Cash and marketable securities held in Trust Account	—	1,565,078
Total Current Assets	60,862	1,576,347

Cash and marketable securities held in Trust Account	8,330,835	9,308,328
Total Assets	$8,391,697	$10,884,675

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$684,483	$449,114
Advance from Profusa	791,407	—
Excise tax payable	1,880,944	1,864,106
Common stock to be redeemed (1)	—	1,565,078
Income tax payable	—	49,061
Convertible promissory note – related party	8,908,052	944,118
Due to related party	50,000	50,000
Total Current Liabilities	12,314,886	4,921,477

Deferred tax liability	—	13,661
Warrant liabilities	696,170	156,639
Total Liabilities	13,011,056	5,091,777

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 687,519 and 833,469 shares at redemption value of approximately $12.13 and $11.10 at December 31, 2024 and 2023, respectively	8,337,388	9,252,208

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at December 31, 2024 and 2023 (excluding 687,519 and 833,469 shares subject to possible redemption at December 31, 2024 and 2023, respectively)	519	519
Accumulated deficit	(12,957,266)	(3,459,829)
Total Stockholders’ Deficit	(12,956,747)	(3,459,310)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$8,391,697	$10,884,675

(1)	In connection with the special meeting of stockholders to vote on extending the Combination Period, on December 21, 2023, 140,663 shares of the Company’s common stock were redeemed at a per share price of $11.13. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company has recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the consolidated balance sheet.

The accompanying notes are an integral part of the consolidated financial statements

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Formation and operating costs	$1,351,038	$1,508,683
Loss from operations	(1,351,038)	(1,508,683)

Other income (expense):
Interest income earned on investments held in trust account	425,416	2,248,538
Change in fair value of convertible note	(7,165,953)	177,697
Change in fair value of warrant liabilities	(539,531)	701,148
Total other (expense) income, net	(7,280,068)	3,127,383

(Loss) income before provision for income tax	(8,631,106)	1,618,700
Income tax provision	(80,513)	(456,790)
Net (loss) income	$(8,711,619)	$1,161,910

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	747,644	4,866,356
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(1.47)	$0.12
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750
Basic and diluted net (loss) income per share, common stock	$(1.47)	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	5,193,750	$519	$—	$(619,995)	$(619,476)

Accretion of common stock to redemption value	—	—	—	(2,137,638)	(2,137,638)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,864,106)	(1,864,106)

Net income	—	—	—	1,161,910	1,161,910

Balance as of December 31, 2023	5,193,750	$519	$—	$(3,459,829)	$(3,459,310)

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,193,750	$519	$—	$(3,459,829)	$(3,459,310)

Accretion of common stock to redemption value	—	—	—	(768,980)	(768,980)

Excise tax payable attributable to redemption of common stock	—	—	—	(16,838)	(16,838)

Net loss	—	—	—	(8,711,619)	(8,711,619)

Balance as of December 31, 2024	5,193,750	$519	$—	$(12,957,266)	$(12,956,747)

The accompanying notes are an integral part of the consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(8,711,619)	$1,161,910
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and marketable securities held in Trust Account	(425,416)	(2,248,538)
Change in fair value of warrant liabilities	539,531	(701,148)
Changes in fair value of convertible promissory note	7,165,953	(177,697)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,416)	311,468
Accounts payable and accrued expenses	235,369	634
Prepaid income taxes	(30,492)	—
Income tax payable	(49,061)	(413,210)
Deferred tax liability	(13,661)	(23,279)
Due to related party	—	25,000
Net cash used in operating activities	(1,296,812)	(2,064,860)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(485,350)	(438,360)
Cash withdrawn from Trust Account in connection with redemption	3,248,878	184,845,836
Reimbursement of franchise and income taxes from Trust Account	204,459	1,192,438
Net cash provided by investing activities	2,967,987	185,599,914

Cash flows from financing activities:
Proceeds from convertible promissory note	797,981	1,121,815
Advance from Profusa	791,407	—
Redemption of common stock	(3,248,878)	(184,845,836)
Net cash used in financing activities	(1,659,490)	(183,724,021)

Net change in cash	11,685	(188,967)
Cash, beginning of the year	4,519	193,486
Cash, end of the year	$16,204	$4,519
Supplemental disclosure of cash flow information:
Income taxes paid, inclusive of interest and penalties	$173,727	$912,437
Excise tax payable attributable to redemption of common stock	$16,838	$1,864,106
Accretion of common stock to redemption value	$768,980	$2,137,638
Reclassification of common stock subject to redemption to common stock to be redeemed	$—	$1,565,078

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

On September 19, 2024, the Company held an extraordinary general meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 shares of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock remaining outstanding after the redemption; 687,519 shares of common stock remaining outstanding after the redemption are shares issued in connection with our initial public offering. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On December 13, 2024, the Company made a deposit of $68,752 for the October and November extension contributions and on December 23, 2024, the company made a deposit of 34,376 for the December extension contribution. In October 2024, $595,439 was paid from the trust account to redeeming stockholders in connection with the extension. On February 27, 2025, the Company made a deposit of $49,376 for the January extension contribution and a portion ($15,000) of the February extension contribution. On March 7, 2025, the Company deposited the remainder of the February extension contribution of $19,376, plus interest.

On March 18, 2025, the company commenced a special meeting of stockholders, which was adjourned until March 21, 2025 without conducting any business. On March 21, 2025, the Company reconvened the meeting and the stockholders approved the extension of the business combination period until June 22, 2025. In connection with the approval of the extension amendment, holders of 532,958 shares of the Company’s common stock exercised their right to redeem, for an aggregate redemption amount of approximately $6.5 million, with 5,348,311 shares of common stock remaining outstanding after the redemption; 154,561 shares of common stock remaining outstanding after the redemption are shares issued in connection with our initial public offering. As a condition of the extension, the Company contributed $30,000 to the Trust Account, for the entire extension period, on March 21, 2025. Additionally, the stockholders at the meeting approved the amendment of the Company’s charter to remove the requirement that prevented the Company from redeeming public shares to the extent that it would cause the Company’s net tangible assets to be less than $5,000,001 (the “NTA Requirement”), and our charter was amended on March 21, 2025 to reflect the extension of the business combination and the removal of the NTA Requirement.

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

Nasdaq Delisting Notification

On December 20, 2024, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market that the Company’s securities would be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by December 20, 2024 (36 months from the effectiveness of its IPO registration statement) as required by Listing Rule IM-5101-2. Accordingly, trading in the Company’s Common Stock, Rights and Warrants was suspended at the opening of business on December 27, 2024 and a Form 25-NSE was filed by Nasdaq with the Securities and Exchange Commission, which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Rights and Warrants began to be quoted its on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “NVAC,” “NVACR” and “NVACW.”

Liquidity and Going Concern

As of December 31, 2024, the Company had $16,204 in cash and a working capital deficit of $12,254,024. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

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

On May 31, 2024, the Company’s Board of Directors approved, and the Company second amended its Note to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor.

The Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at December 31, 2024 in the amount of $8,908,052. As of December 31, 2024, no amounts were repaid against the loan.

The Company has until June 22, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by June 22, 2025. If a Business Combination is not consummated by the required date, there will be an option to either extend the time available for us to consummate our initial business combination or execute a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 22, 2025.

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

On March 22, 2023 and December 21, 2023, the Company’s stockholders redeemed 18,000,868 and 140,663 shares, respectively, for a total of $184,845,836 and $1,565,078, respectively. On March 26, 2024, the Company’s stockholders redeemed 95,394 shares for a total of $1,088,361. On September 30, 2024, the Company’s stockholders redeemed 50,556 shares for a total of $595,439. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of December 31, 2024, the Company has a charge to stockholders’ deficit of $1,880,944 of excise tax liability, including $16,838 charged during the year ended December 31, 2024, calculated as 1% of the value of shares redeemed.

On July 3, 2024, the Treasury issued final regulations with respect to the procedure and administration of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. As of December 31, 2024 and the date of this report, the excise tax was not paid and recorded as excise tax payable. Any amount of such Excise Tax not paid in full, could be subject to additional interest and penalties which are currently estimated at 7% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid.

As of December 31, 2024 and 2023, $1,880,944 and $1,864,106 were accrued on the accompanying consolidated balance sheets, respectively. On January 29, 2025, the Company claimed disaster relief under IRC Section 7508A relating to Hurricane Beryl as announced in IRS Announcement TX-2024-08.  Under the disaster relief claim, the time for filing of the September 30, 2024 Quarterly Federal Excise Tax Return and payment of the 2023 excise taxes on repurchases of corporate stock normally due on October 31, 2024 should be postponed to February 3, 2025. The Company was not subject to excise tax interest and penalties until February 3, 2025.  On January 29, 2025, the Company filed their 2024 excise tax return. No excise tax payment had been made by the Company.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash and Marketable Securities Held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank and at December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

During the year ended December 31, 2024, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $204,459 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

During the year ended December 31, 2023, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $1,192,438 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

	Fair Value as of December 31, 2024	Fair Value as of December 31, 2023
Cash	$8,330,835	$1,406
U.S. Treasury Bills	—	10,872,000
	$8,330,835	$10,873,406

On December 21, 2023, the Company held a special meeting of stockholders to vote on extending the Combination Period. As a result, the Company extended the Combination Period from December 22, 2023 to March 22, 2024, which was later extended to March 22, 2025. In connection with the extension voted on December 21, 2023, 140,663 shares of the Company’s common stock were redeemed. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the balance sheet. Additionally, as part of the adjustment of common stock subject to possible redemption, the Company classified $1,565,078 of the trust account as a current asset on the consolidated balance sheets, which was paid from the Trust Account in January 2024 to redeeming stockholders.

On March 18, 2025, the company commenced a special meeting of stockholders, which was adjourned until March 21, 2025 without conducting any business. On March 21, 2025, the Company reconvened the special meeting to approve an extension of time for the Company to consummate an initial business combination from March 22, 2025 to June 22, 2025. The meeting was adjourned until March 21, 2025, at which the stockholders approve the extension of the business combination period until June 22, 2025. As a condition of the extension, the Company contributed $30,000 to the Trust Account, for the entire extension period, on March 21, 2025.

As of December 31, 2024, all of the Trust assets were classified as noncurrent assets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Interest and penalties expense amounted to $0 and $19,158 during the years ended December 31, 2024 and 2023, respectively.

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

Net (Loss) Income Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the years ended December 31, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each category of common stock:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,096,239)	$(7,615,380)	$562,049	$599,861

Denominator:
Weighted-average shares outstanding	747,644	5,193,750	4,866,356	5,193,750
Basic and diluted net (loss) income per share	$(1.47)	$(1.47)	$0.12	$0.12

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

As of December 31, 2024 and 2023, the amount of public common stock reflected on the consolidated balance sheets is reconciled in the following table:

Contingently redeemable common stock, December 31, 2022	193,525,484
Less:
Partial redemption	(186,410,914)
Plus:
Accretion of redeemable common stock	2,137,638
Contingently redeemable common stock, December 31, 2023	$9,252,208
Less:
Partial redemption	(1,683,800)
Plus:
Accretion of redeemable common stock	768,980
Contingently redeemable common stock, December 31, 2024	$8,337,388

Recently Issued Accounting Standards

Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. See Note 10 for further details regarding this adoption.

Standards not yet Adopted

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. As of December 31, 2024, the Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at December 31, 2024 in the amount of $8,908,052.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the Sponsor terminated this agreement. For the year ended December 31, 2024, $0 had been incurred and billed relating to the administrative service fee, respectively. For the year ended December 31, 2023, $30,000 had been incurred and billed relating to the administrative service fee. As of December 31, 2024 and 2023, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

Advances from Profusa

During the year ending December 31, 2024, Profusa agreed to advance funds to the Company to pay for operating expenses. As of December 31, 2024, there was $791,407 owed to Profusa, which is due upon demand or at the completion of the Business Combination.

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

Business Combination Marketing Agreement

Under a Business Combination marketing agreement, the Company engaged I-Bankers and Dawson James as advisors in connection with the Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company was obligated to pay I-Bankers and Dawson James a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount of 3.68% of the gross proceeds of the IPO, or $6,986,250. The agreement was amended on November 7, 2022 to allow for the 3.68% business combination fee to be paid as (a) 27.5% cash and (b) 72.5% to be rolled into equity at closing. Subsequently, on January 19, 2025, the agreement was modified by the parties such that the Company will be required to pay $2,000,000, payable in cash, if a business combination is consummated.

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

Advisory Agreement

On December 19, 2024, the Company engaged A.G.P to serve as the placement agent in connection with a proposed business combination transaction. The Company shall pay to A.G.P. a cash fee (the “Cash Fee”) equal to 9.0% in a convertible note offering, note, or other similar equity-linked offerings, and shall be calculated from the face value of notes issued, which is payable at the close of a Business Combination. If the Business Combination does not successfully close, A.G.P. will not be entitled to any cash fee.

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of December 31, 2024 and 2023, there were 5,193,750 shares of common stock issued and outstanding, excluding 687,519 and 833,469 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$8,330,835	$8,330,835	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$379,500	$—	$379,500	$—
Warrant liabilities – Private Placement Warrants	293,900	—	—	293,900
Warrant liabilities – Representative’s Warrants	22,770	—	—	22,770
Convertible promissory note	8,908,052	—	—	8,908,052
Total	$9,604,222	$—	$379,500	$9,224,722

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$10,873,406	$10,873,406	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$85,388	$85,388	$—	$—
Warrant liabilities – Private Placement Warrants	66,128	—	—	66,128
Warrant liabilities – Representative’s Warrants	5,123	—	—	5,123
Convertible promissory note	944,118	—	—	944,118
Total	$1,100,757	$85,388	$—	$1,015,369

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at December 31, 2024 was classified as Level 2 due to the lack of an active market. At December 31, 2023, the Public Warrants was classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2024 and 2023, the aggregate value of Public Warrants was $379,500 and $85,388, respectively.

The Company uses a Monte Carlo simulation model to value the Private Placement Warrants and the Representative’s Warrants. The Private Placement Warrants and the Representative’s Warrants were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Input
Risk-free interest rate	4.18%		5.06%
Expected term (years)	0.89		0.71
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$12.12		$11.16

The key inputs into the Monte Carlo simulation model for the convertible promissory note were as follows at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Input
Risk-free interest rate	4.18%		5.48%
Expected term (years)	0.27		0.19
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$12.12		$11.16

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2023	$66,128	$5,123	$71,251
Change in fair value of warrant liabilities	227,772	17,647	245,419
Fair value at December 31, 2024	$293,900	$22,770	$316,670

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2022	$377,857	$29,274	$407,131
Change in fair value of warrant liabilities	(311,729)	(24,151)	(335,880)
Fair value at December 31, 2023	$66,128	$5,123	$71,251

Convertible Promissory Note
Fair value at December 31, 2023	$944,118
Principal borrowing	797,981
Change in fair value of convertible promissory note	7,165,953
Fair value at December 31, 2024	$8,908,052

Convertible Promissory Note
Fair value at December 31, 2022	$—
Principal borrowing	1,121,815
Change in fair value of convertible promissory note	(177,697)
Fair value at December 31, 2023	$944,118

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

The convertible promissory note was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the note. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the note. The expected life of the note is assumed to be equivalent to their remaining contractual term.

Note 9 – Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax asset/(liability)
Organizational costs/Startup expenses	$694,480	$436,196
Unrealized gain/loss - Trust	—	(13,661)
Net deferred tax asset	694,480	422,535
Valuation allowance	(694,480)	(436,196)
Deferred tax (liability), net of allowance	$—	$(13,661)

The income tax provision consists of the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Federal
Current	$94,174	$480,069
Deferred	(271,945)	(226,991)
State	—	—
Change in valuation allowance	258,284	203,712
Income tax provision	$80,513	$456,790

As of December 31, 2024 and 2023, the Company had $0 in U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was $258,284 and $203,712.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Prior Year Trueup	0.00	0.00
Change in fair value of warrant liabilities	(18.7)	(11.4)
Business combination expenses	0.00	5.8
Penalties and interest	0.00	0.2
Change in valuation allowance	(3.0)	12.6
Income tax provision	(0.90)%	28.2%

The Company files income tax returns in the U.S. federal, New York and New York City jurisdictions and is subject to examination by the various taxing authorities since inception.

Note 10 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as its Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Trust Account	$8,330,835	$10,873,406
Cash	$16,204	$4,519

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$(1,351,038)	$(1,508,683)
Interest earned on the Trust Account	$425,416	$2,248,538

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as previously disclosed, and as described below.

On February 11, 2025, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”). Pursuant to the SPA, the Investor is expected, subject to the conditions relating to such purchase set forth in the SPA, to purchase from the Company senior secured convertible promissory notes in an aggregate principal amount of up to $22,222,222 (the “Convertible Notes”) for a purchase price of up to $20,000,000, after a 10% original issue discount (“OID”).

On March 21, 2025, the Sponsor and its designees have now agreed to contribute an amount (the “Revised Contribution Amount”) equal to $30,000 for the entire Extension Period. All funds in the Company’s trust account, including those funds deposited in connection with the Revised Contribution Amount, will be held in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial business combination or liquidation. The Revised Contribution Amount will be deposited in the Company’s trust account promptly at the beginning of the Extension Period.

The Company announced that is has agreed to waive its right to withdraw up to $100,000 of interest from the Company’s trust account to pay dissolution expenses, should the Company ultimately liquidate prior to a business combination (the “Dissolution Expense Waiver”). As a result, the Company will not be able to withdraw up to $100,000 of interest for such dissolution expenses upon liquidation, and such interest will be held in the trust account and no be released until the earliest to occur of (i) the completion of the initial business combination, (ii) the redemption of 100% of the Offering Shares (as defined below) if the Company is unable to complete its initial Business Combination within the Extension, and (iii) the redemption of Public Shares in connection with a vote seeking to amend the provisions of our Charter.

The Company also announced that is has agreed to waive its right to withdraw interest from the Company’s trust account to pay the Company’s tax expenses (the “Tax Expense Waiver”). As a result, the Company will not be able to withdraw interest in order to pay future tax expenses, and such interest will be held in the trust account and not be released until the earliest to occur of (i) the completion of the initial business combination, (ii) the redemption of 100% of the Offering Shares (as defined below) if the Company is unable to complete its initial Business Combination within the Extension, and (iii) the redemption of Public Shares in connection with a vote seeking to amend the provisions of our Charter.

Prior to such announcement, and subsequent to the record date of February 21, 2025, for the Special Meeting, the Company withdrew approximately $23,400 of interest from the trust account for tax expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHVIEW ACQUISITION CORP.

By:	/s/ Jack Stover
Jack Stover
Chief Executive Officer

Date: March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Stover	Chief Executive Officer and Director	March 28, 2025
Jack Stover	(Principal Executive Officer)

/s/ Fred Knechtel	Chief Financial Officer, Executive Vice	March 28, 2025
Fred Knechtel	President, Director
(Principal Financial and Accounting Officer)

/s/ Peter O’Rourke	Director	March 28, 2025
Peter O’Rourke

/s/ Ed Johnson	Director	March 28, 2025
Ed Johnson

/s/ Lauren Chung	Director	March 28, 2025
Lauren Chung