Form 10-Q
period 2025-03-31
NorthView Acquisition Corp
filed 2025-06-13
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(212)494-9022

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NVAC	None
Rights, each right convertible into one-tenth of one share of common stock	NVACR	None
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	NVACW	None

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

As of June 13, 2025, there were 5,348,311 shares of common stock, $0.0001 par value outstanding.

NORTHVIEW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHVIEW ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash	$—	$16,204
Restricted Cash	18,450	—
Prepaid expenses and other current assets	14,193	14,166
Prepaid income taxes	11,140	30,492
Prepaid franchise tax	19,400	—
Total Current Assets	63,183	60,862

Cash held in Trust Account	1,920,401	8,330,835
Total Assets	$1,983,584	$8,391,697

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$933,870	$684,483
Advance from Profusa	1,176,565	791,407
Excise tax payable	1,946,052	1,880,944
Convertible promissory note – related party	9,133,382	8,908,052
Securities purchase agreement	23,487	—
Due to related party	41,180	50,000
Total Current Liabilities	13,254,536	12,314,886

Warrant liabilities	1,044,255	696,170
Total Liabilities	14,298,791	13,011,056

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 154,561 and 687,519 shares at redemption value of approximately $12.83 and $12.13 at March 31, 2025 and December 31, 2024, respectively	1,982,557	8,337,388

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 154,561 and 687,519 shares subject to possible redemption at March 31, 2025 and December 31, 2024, respectively)	519	519
Accumulated deficit	(14,298,283)	(12,957,266)
Total Stockholders’ Deficit	(14,297,764)	(12,956,747)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,983,584	$8,391,697

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
Formation and operating costs	$583,581	$470,841
Loss from operations	(583,581)	(470,841)

Other income (expense):
Interest income earned on cash held in Trust Account	79,925	116,664
Change in fair value of convertible promissory note	(225,330)	60,077
Change in fair value of securities purchase agreement	(23,487)	—
Change in fair value of warrant liabilities	(348,085)	(504,723)
Total other expense, net	(516,977)	(327,982)

Loss before provision for income tax	(1,100,558)	(798,823)
Income tax provision	(19,352)	(21,454)
Net Loss	$(1,119,910)	$(820,277)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	657,910	828,228
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.19)	$(0.14)
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750
Basic and diluted net loss per share, common stock	$(0.19)	$(0.14)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	5,193,750	$519	$—	$(12,957,266)	$(12,956,747)

Accretion of common stock to redemption value	—	—	—	(155,999)	(155,999)

Excise tax payable attributable to redemption of common stock	—	—	—	(65,108)	(65,108)

Net loss	—	—	—	(1,119,910)	(1,119,910)

Balance as of March 31, 2025 (unaudited)	5,193,750	$519	$—	$(14,298,283)	$(14,297,764)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,193,750	$519	$—	$(3,459,829)	$(3,459,310)

Accretion of common stock to redemption value	—	—	—	(205,732)	(205,732)

Excise tax payable attributable to redemption of common stock	—	—	—	(10,884)	(10,884)

Net loss	—	—	—	(820,277)	(820,277)

Balance as of March 31, 2024 (unaudited)	5,193,750	$519	$—	$(4,496,722)	$(4,496,203)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHVIEW ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,119,910)	$(820,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(79,925)	(116,664)
Change in fair value of warrant liabilities	348,085	504,723
Changes in fair value of convertible promissory note	225,330	(60,077)
Changes in fair value of securities purchase agreement	23,487	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27)	(54,000)
Accounts payable and accrued expenses	249,387	165,173
Income tax payable	—	35,115
Prepaid income taxes	19,352	—
Prepaid Franchise taxes	(19,400)	—
Due to related party	(8,820)	78,815
Deferred tax benefit	—	(13,661)
Net cash used in operating activities	(362,441)	(280,853)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(99,284)	(125,021)
Cash withdrawn from Trust Account in connection with redemption	6,510,830	2,653,439
Reimbursement of franchise and income taxes from Trust Account	78,813	28,484
Net cash provided by investing activities	6,490,359	2,556,902

Cash flows from financing activities:
Proceeds from convertible promissory note	—	378,185
Advance from Profusa	385,158	—
Redemption of common stock	(6,510,830)	(2,653,439)
Net cash used in financing activities	(6,125,672)	(2,275,254)

Net change in cash	2,246	795
Cash, beginning of the period	16,204	4,519
Cash, end of the period	$18,450	$5,314
Supplemental disclosure of cash flow information:
Excise tax payable attributable to redemption of common stock	$65,108	$10,884
Accretion of common stock to redemption value	$155,999	$205,732
Reconciliation of Cash and Restricted Cash:
cash, beginning of the period	16,204	4,519
Restricted cash – beginning of the period	—	—
Cash and Restricted Cash, Beginning of the period	$16,204	$4,519
Reconciliation of Cash and Restricted Cash:
cash, end of the period	—	5,314
Restricted cash – end of the period	18,450	—
Cash and Restricted Cash, End of the period	$18,450	$5,314

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

The Company agreed to waive its right to withdraw up to $100,000 of interest from the Company’s trust account to pay dissolution expenses, should the Company ultimately liquidate prior to a business combination (the “Dissolution Expense Waiver”). As a result, the Company will not be able to withdraw up to $100,000 of interest for such dissolution expenses upon liquidation, and such interest will be held in the trust account and no be released until the earliest to occur of (i) the completion of the initial business combination, (ii) the redemption of 100% of the Offering Shares (as defined below) if the Company is unable to complete its initial Business Combination within the Extension, and (iii) the redemption of Public Shares in connection with a vote seeking to amend the provisions of our Charter.

The Company also agreed to waive its right to withdraw interest from the Company’s trust account to pay the Company’s tax expenses (the “Tax Expense Waiver”). As a result, the Company will not be able to withdraw interest in order to pay future tax expenses, and such interest will be held in the trust account and not be released until the earliest to occur of (i) the completion of the initial business combination, (ii) the redemption of 100% of the Offering Shares (as defined below) if the Company is unable to complete its initial Business Combination within the Extension, and (iii) the redemption of Public Shares in connection with a vote seeking to amend the provisions of our Charter.

Prior to such announcement, and subsequent to the record date of February 21, 2025, for the Special Meeting, the Company withdrew approximately $23,200 of interest from the trust account for tax expenses.

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

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $1,484,158 of interest from the Trust Account of which $1,452,546 was paid for franchise and income taxes. Of the aggregate withdrawals, $31,612 was restricted for the payment of the Company’s income taxes. The Company utilized $13,162 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As of March 31, 2025, the Company has restricted cash of $18,450. The Company intends to deposit $13,162 back into the Trust Account or use the $13,162 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

Liquidity and Going Concern

As of March 31, 2025, the Company had $18,450 in restricted cash and a working capital deficit of $13,191,353. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

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

The Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at March 31, 2025 in the amount of $9,133,382. As of March 31, 2025, no amounts were repaid against the loan.

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

On March 22, 2023 and December 21, 2023, the Company’s stockholders redeemed 18,000,868 and 140,663 shares, respectively, for a total of $184,845,836 and $1,565,078, respectively. On March 26, 2024, the Company’s stockholders redeemed 95,394 shares for a total of $1,088,361. On September 30, 2024, the Company’s stockholders redeemed 50,556 shares for a total of $595,439. On March 26, 2025, the Company’s stockholders redeemed 532,958 shares for a total of $6,510,830. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of March 31, 2025 and December 31, 2024, the Company has a charge to stockholders’ deficit of $1,946,052 and $1,880,944 of excise tax liability, including $65,108 and $16,838 charged during the periods ended March 31, 2025 and December 31, 2024, calculated as 1% of the value of shares redeemed.

On July 3, 2024, the Treasury issued final regulations with respect to the procedure and administration of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. As of March 31, 2025 and the date of this report, the excise tax was not paid and was recorded as excise tax payable. Any amount of such Excise Tax not paid in full, could be subject to additional interest and penalties which are currently estimated at 7% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid.

As of March 31, 2025 and December 31, 2024, $1,946,052 and $1,880,944 in excise tax was accrued on the accompanying condensed consolidated balance sheets, respectively. On January 29, 2025, the Company claimed disaster relief under IRC Section 7508A relating to Hurricane Beryl as announced in IRS Announcement TX-2024-08.  Under the disaster relief claim, the time for filing of the September 30, 2024 Quarterly Federal Excise Tax Return and payment of the 2023 excise taxes on repurchases of corporate stock normally due on October 31, 2024 should be postponed to February 3, 2025. The Company was not subject to excise tax interest and penalties until February 3, 2025.  On January 29, 2025, the Company filed their 2024 excise tax return. The Company did not repay the excise tax in full by March 31, 2025. As of March 31, 2025, the Company accrued approximately $39,000 interest and penalties in the accompanying condensed consolidated statement of operations.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 31, 2025.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company had $18,450 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank.

During the three months ended March 31, 2025, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $78,813 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

During the three months ended March 31, 2024, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $28,484 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

	Fair Value as of March 31, 2025	Fair Value as of December 31, 2024
Cash	$1,920,401	$8,330,835

On December 21, 2023, the Company held a special meeting of stockholders to vote on extending the Combination Period. As a result, the Company extended the Combination Period from December 22, 2023 to March 22, 2024, which was later extended to March 22, 2025. In connection with the extension voted on December 21, 2023, 140,663 shares of the Company’s common stock were redeemed. In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension. As a result, the Company recorded a liability of $1,565,078 as common stock to be redeemed and reduced common stock subject to possible redemption as of December 31, 2023 on the balance sheet. Additionally, as part of the adjustment of common stock subject to possible redemption, the Company classified $1,565,078 of the trust account as a current asset on the condensed consolidated balance sheets, which was paid from the Trust Account in January 2024 to redeeming stockholders.

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

As of March 31, 2025, all of the Trust assets were classified as noncurrent assets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities, convertible promissory note, and securities purchase agreement.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There were no interest and penalty expenses incurred during the three months ended March 31, 2025 and 2024.

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

Derivative Financial Instruments

The Company evaluates its financial instruments, such as warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Securities Purchase Agreement

The fair value of the Company’s securities purchase agreement is valued using Monte Carlo models on the convertible feature and a present value of the host contract. The valuation technique requires inputs that are both unobservable and significant to the overall fair value measurement. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statements of operations.

Warrant Liabilities

The Company accounts for the 17,404,250 warrants issued in connection with the IPO (the 9,487,500 Public Warrants, the 7,347,500 Private Placement Warrants, and the 569,250 Representative Warrants inclusive of the underwriters’ over-allotment option) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations (See Note 8).

In determining the fair value of the Private Placement Warrants and the Representative’s Warrants, assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.

Net Loss Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2025 and 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category of common stock:

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category of common stock:

	For the Three Months Ended March 31,
	2025		2024
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(125,913)	$(993,997)	$(112,816)	$(707,461)

Denominator:
Weighted-average shares outstanding	657,910	5,193,750	828,228	5,193,750
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.14)	$(0.14)

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

As of March 31, 2025 and December 31, 2024, the amount of public common stock reflected on the condensed consolidated balance sheets is reconciled in the following table:

Contingently redeemable common stock, December 31, 2023	$9,252,208
Less:
Partial redemption	(1,683,800)
Plus:
Accretion of redeemable common stock	768,980
Contingently redeemable common stock, December 31, 2024	$8,337,388
Less:
Partial redemption	(6,510,830)
Plus:
Accretion of redeemable common stock	155,999
Contingently redeemable common stock, March 31, 2025	$1,982,557

Recently Issued Accounting Standards

Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. See Note 9 for further details regarding this adoption.

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. As of March 31, 2025 and December 31, 2024, the Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at March 31, 2025 and December 31, 2024 in the amount of $9,133,382 and $8,908,052, respectively.

Securities Purchase Agreement

On February 11, 2025, in a private transaction, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”). Pursuant to the SPA, the Investor is expected, subject to the conditions relating to such purchase set forth in the SPA, to purchase from the Company’s senior secured convertible promissory notes (“Ascent Note”) in an aggregate principal amount of up to $22,222,222 for a purchase price of up to $20,000,000, after a 10% original issue discount (“OID”). As of March 31, 2025 and December 31, 2024, the Company is presenting the Ascent Note at fair value on its balance sheet at March 31, 2025 and December 31, 2024 in the amount of $23,487 and $0, respectively (See details on Note 6).

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the Sponsor terminated this agreement. For the three months ended March 31, 2025 and 2024, $0 had been incurred and billed relating to the administrative service fee, respectively. As of March 31, 2025 and December 31, 2024, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

Advances from Profusa

For the three months ended March 31, 2025 and 2024, Profusa agreed to advance funds to the Company to pay for operating expenses. As of March 31, 2025 and December 31, 2024, there was $1,176,565 and $791,407, respectively owed to Profusa, which is due upon demand or at the completion of the Business Combination.

Due to Related Party

As of March 31, 2025 and December 31, 2024, $50,000 relating to the administrative service fee was not paid and recorded as due to related party. On February 24, 2025, the Company paid costs on behalf of its Sponsor which reduced the balance due by $8,820.

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

On February 11, 2025, the parties to the Merger Agreement entered into Amendment No. 4 to the Merger Agreement (the “Amendment”) pursuant to which the parties agreed to revise the Company Reference Value (as defined in the Merger Agreement) to adjust for financing proceeds received by Profusa prior to the Business Combination, along with debt conversions and incentive shares to be issued. Additionally, the Amendment (i) revised the definition of “Milestone Event III” such that the parties extended the period for Profusa to consummate the APAC Joint Venture (as defined in the Merger Agreement) and receive the related funding from December 31, 2024 until December 31, 2025, and (ii) revised the definition of “Milestone Event IV” to change the earnout revenue target from $99,702,000 for the fiscal year ended December 31, 2025 to an earnout revenue target of $11,864,000 for the fiscal year ended December 31, 2026.

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

Securities Purchase Agreement

On February 11, 2025, in a private transaction, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”). Pursuant to the SPA, the Investor is expected, subject to the conditions relating to such purchase set forth in the SPA, to purchase from the Company’s senior secured convertible promissory notes in an aggregate principal amount of up to $22,222,222 (the “Convertible Notes”) for a purchase price of up to $20,000,000, after a 10% original issue discount (“OID”). The SPA contemplates that the Convertible Notes will be purchased in multiple tranches:

(i)	The initial closing amount of $9,000,000 will be purchased, subject to the conditions set forth in the SPA, at the consummation (the “Initial Closing Date”) of the Business Combination. The Convertible Notes to be issued by the Company on the Initial Closing Date will be in an aggregate principal amount of $10,000,000.

(ii)	Prior to the one-year anniversary of the Initial Closing Date, subject to the conditions set forth in the SPA, the Company may request that the Investor purchase additional Convertible Notes having an aggregate principal amount of up to $12,222,222 at a purchase price of $11,000,000 (reflecting a 10% OID), as follows:

(a)	Provided a registration statement has been filed for the shares underlying the Initial Note, shares of combined company common stock, par value $0.0001 (“New Profusa Common Stock”) have traded a volume of at least 15,000,000 shares in the aggregate, and no default or event of default has occurred, the Company may call and thereby require the Investor to purchase Convertible Notes in the aggregate principal amount of $2,222,222 for a purchase price of $2,000,000 (reflecting a 10% OID) (“Second Purchase”);

(b)	Provided a registration statement is effective for the shares underlying the Initial Note, New Profusa Common Stock has traded a volume of at least $35,000,000 in the aggregate after the $2,000,000 Second Purchase has closed, no default or event of default has occurred and the stock has traded at a trading price of no less than $4.00 for a period of five trading days preceding such purchase, the Company may call and thereby require the Investor to purchase Convertible Notes in the aggregate principal amount of $5,555,555 for a purchase price of $5,000,000 (reflecting a 10% OID); and

(c)	The Investor at its sole discretion may call from the Company and thereby require the Company to sell an additional Convertible Note having an aggregate principal amount of $4,444,444 at a purchase price of $4,000,000 (reflecting a 10% OID) to be purchased at any time within 12 months of the Initial Closing.

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of March 31, 2025 and December 31, 2024, there were 5,193,750 shares of common stock issued and outstanding, excluding 154,561 and 687,519 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2025	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$1,920,401	$1,920,401	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$569,250	$—	$569,250	$—
Warrant liabilities – Private Placement Warrants	440,850	—	—	440,850
Warrant liabilities – Representative’s Warrants	34,155	—	—	34,155
Convertible Promissory Note – Related Party	9,133,382	—	—	9,133,382
Securities Purchase Agreement	23,487	—	—	23,487
Total	$10,201,124	$—	$569,250	$9,631,874

	December 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$8,330,835	$8,330,835	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$379,500	$—	$379,500	$—
Warrant liabilities – Private Placement Warrants	293,900	—	—	293,900
Warrant liabilities – Representative’s Warrants	22,770	—	—	22,770
Convertible Promissory Note – Related Party	8,908,052	—	—	8,908,052
Total	$9,604,222	$—	$379,500	$9,224,722

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at March 31, 2025 and December 31, 2024 was classified as Level 2 due to the lack of an active market. As of March 31, 2025 and December 31, 2024, the aggregate value of Public Warrants was $569,250 and $379,500, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Input
Risk-free interest rate	4.11%		4.18%
Expected term (years)	0.19		0.89
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$12.43		$12.12

The key inputs into the Monte Carlo simulation model for the convertible promissory note were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Input
Risk-free interest rate	4.34%		4.18%
Expected term (years)	0.19		0.27
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$12.43		$12.12

The key inputs into the Monte Carlo simulation model for the securities purchase agreement were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Input
Risk-free interest rate	3.94%		—
Expected term (years)	1.67		—
Expected volatility	De minimis	%	—
Exercise price	$11.50		—
Fair value of Common stock	$12.10		—

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2024	$293,900	$22,770	$316,670
Change in fair value of warrant liabilities	146,950	11,385	158,335
Fair value at March 31, 2025	$440,850	$34,155	$475,005

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2023	$66,128	$5,123	$71,251
Change in fair value of warrant liabilities	213,077	16,509	229,586
Fair value at March 31, 2024	$279,205	$21,632	$300,837

Convertible Promissory Note – related party
Fair value at December 31, 2024	$8,908,052
Change in fair value of convertible promissory note	225,330
Fair value at March 31, 2025	$9,133,382

Convertible Promissory Note – related party
Fair value at December 31, 2023	$944,118
Proceeds received through convertible promissory note	378,185
Change in fair value of convertible promissory note	(60,077)
Fair value at March 31, 2024	$1,262,226

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

Securities Purchase Agreement
Fair value at February 11, 2025	$—
Change in fair value of securities purchase agreement	23,487
Fair value at March 31, 2025	$23,487

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the securities purchase agreement, which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the accompanying condensed consolidated statements of operations.

The key assumptions in the model relate to expected share-price volatility, risk-free interest rate, exercise price, expected term and the probability of occurrence of the transaction. The expected volatility was based on the average volatility of special purpose acquisition companies that are searching for an acquisition target. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the note. The expected life of the note is assumed to be equivalent to their remaining contractual term.

Note 9 – Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	As of March 31, 2025	As of December 31, 2024
Trust Account	$1,920,401	$8,330,835
Cash	$—	$16,204
Restricted Cash	$18,450	$—

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$583,581	$470,841
Interest earned on the Trust Account	$79,925	$116,664

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

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, other than as previously disclosed, and as described below.

On April 2, 2025, the parties to the Merger Agreement entered into an Amendment No. 5 to the Merger Agreement (“Amendment No. 5”) pursuant to which Section 9.01 of the Merger Agreement is hereby amended such that the reference to “March 22, 2025” shall be replaced with “June 22, 2025” by which the Company must consummate a Business Combination.

On April 30, 2025, Marcum informed the Company that Marcum resigned as the Company’s independent registered public accounting firm. Also on April 30, 2025, the Company, with the approval of the Audit Committee of the Registrant’s Board of Directors, engaged CBIZ CPAs P.C. as the Company’s independent registered public accounting firm.

On May 8, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with I-Bankers Securities, Inc. and Dawson James Securities, Inc. (together, the “Investors”), pursuant to which such Investors agreed that to the extent that redemptions in connection with the vote to approve the Business Combination reduces the Company’s trust account balance below $1.25 million, the Investors would offer such redeeming shareholders an opportunity to rescind the redemption of their shares and would instead purchase such shares. Such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act or would otherwise not constitute a tender offer pursuant to the Exchange Act.

On June 9, 2025, the Company held its a special meeting of stockholders. At the meeting, the Company’s stockholders approved Merger Agreement and the actions and transactions contemplated thereby, including (i) adopt an amended and restated Certificate of Incorporation, to be effective upon closing of the Merger (ii) approving certain advisory proposals related to the amended and restated Certificate of Incorporation, (iii) approved the issuance of new shares of the Company’s Common Stock as merger consideration, (iv) elected new directors, and (v) approved new employee incentive plans.

In connection with the meeting, the holders of 52,784 Public Shares properly exercised their right to redeem, with 5,295,527 shares of Common Stock remaining outstanding after such redemptions.

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

On May 8, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with I-Bankers Securities, Inc. and Dawson James Securities, Inc. (together, the “Investors”), pursuant to which such Investors agreed that to the extent that redemptions in connection with the vote to approve the Business Combination reduces the Company’s trust account balance below $1.25 million, the Investors would offer such redeeming shareholders an opportunity to rescind the redemption of their shares and would instead purchase such shares. Such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act or would otherwise not constitute a tender offer pursuant to the Exchange Act.

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

On April 2, 2025, the parties to the Merger Agreement entered into an Amendment No. 5 to the Merger Agreement (“Amendment No. 5”) pursuant to which Section 9.01 of the Merger Agreement is hereby amended such that the reference to “March 22, 2025” shall be replaced with “June 22, 2025” by which the Company must consummate a Business Combination.

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

On June 9, 2025, the Company held its a special meeting of stockholders. At the meeting, the Company’s stockholders approved Merger Agreement and the actions and transactions contemplated thereby, including (i) adopt an amended and restated Certificate of Incorporation, to be effective upon closing of the Merger (ii) approving certain advisory proposals related to the amended and restated Certificate of Incorporation, (iii) approved the issuance of new shares of the Company’s Common Stock as merger consideration, (iv) elected new directors, and (v) approved new employee incentive plans.

In connection with the meeting, the holders of 52,784 Public Shares properly exercised their right to redeem, with 5,295,527 shares of Common Stock remaining outstanding after such redemptions.

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

Use of Funds Restricted for Payment of Taxes

From inception to date, we have withdrawn a total of $1,484,158 of interest from the Trust Account of which $1,452,546 was paid for franchise and income taxes. Of the aggregate withdrawals, $31,612 was restricted for the payment of our income taxes. We utilized $13,162 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As of March 31, 2025, we have restricted cash of $18,450. We intend to deposit $13,162 back into the Trust Account or use the $13,162 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

Results of Operations

As of March 31, 2025, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through March 31, 2025 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $1,119,910, which consisted of operating costs of $583,581, change in fair value of our warrant liabilities of $348,085, income tax provision of $19,352, change in fair value of convertible note of $225,330, and change in fair value of securities purchase agreement of $23,487 offset by interest income on cash held in the Trust Account of $79,925.

For the three months ended March 31, 2024, we had net loss of $820,277, which consisted of operating costs of $470,841, income tax provision of $21,454, and a loss of $504,723 for the change in fair value of our warrant liabilities, offset by interest income on securities held in the Trust Account of $116,664 and change in fair value of convertible note of $60,077.

Liquidity and Going Concern

As of March 31, 2025, we had $18,450 in restricted cash and a working capital deficit of $13,191,353.

For the three months March 31, 2025, cash used in operating activities was $362,441. Net loss of $1,119,910 was impacted primarily by trust interest income of $79,925, change in fair value of our warrant liabilities of $348,085, change in fair value of convertible note of $225,330, change in fair value of securities purchase agreement of $23,487 and changes in operating assets and liabilities reflected cash provided by operating activities of $240,492 during such period.

For the three months March 31, 2025, cash provided by investing activities included $99,284 of extension payments made to the trust, $78,813 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $6,510,830 in relation to stock redemptions.

For the three months March 31, 2025, cash used in financing activities included $385,158 of an advance from Profusa and $6,510,830 paid out in relation to stock redemptions.

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

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. The Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at March 31, 2025 and December 31, 2024 in the amount of $9,133,382 and $8,908,052, respectively.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

Contractual Obligations

As of March 31, 2025 and December 31, 2024, we did not have any long-term debt or capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. As of June 30, 2023, the Company and the sponsor terminated this agreement. For the three months ended March 31, 2025 and 2024, $0 had been incurred and billed relating to the administrative service fee. As of March 31, 2025 and December 31, 2024, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

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

Warrant Liabilities

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our condensed consolidated statements of operations.

In determining the fair value of the Private Placement Warrants and the Representative’s Warrants assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.

Securities Purchase Agreement

The fair value of the Company’s securities purchase agreement is valued using Monte Carlo models on the convertible feature and a present value of the host contract. The valuation technique requires inputs that are both unobservable and significant to the overall fair value measurement. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statements of operations.

Recent Accounting Standards

Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. See Note 9 for further details regarding this adoption.

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

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the existence of material weaknesses. Our internal controls did not detect an error in (i) the review of the convertible promissory notes valuation and warrant valuation (ii) proper recording of accounts payable and accrued expenses, expensing or prepaid expenses, common stock subject to possible redemption, and the calculation of our income tax provision (iii) the proper safeguarding of trust assets and the monitoring process of the use of trust funds.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K for the fiscal year ended December 31, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024 filed with the SEC, other than those described below.

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and our securities have since been delisted from Nasdaq.

Nasdaq Listing Rule IM-5101-2(b) (the “Rule”), required that we complete a business combination no later than 36 months after our IPO, and Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement to complete a business combination within the timeframe specified by the Rule, and our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq after such 36-month window ends on December 20, 2024. Our securities were delisted from Nasdaq on December 27, 2024, due to our failure to complete an initial business combination within the timeframe required under Nasdaq Rule IM-5101-2. Our shares of Common Stock, public warrants and rights are currently quoted on OTC Pink. Upon consummation of the Business Combination, the combined company’s shares of Common Stock and public warrants will be listed on the Nasdaq Capital Market under the symbols “PFSA” and “PFSAW,” respectively. In connection with the Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to list the combined company’s securities on Nasdaq.

Because our securities trade on the Over the Counter (OTC) market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions, we could face significant material adverse consequences, including.

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

Because we are no longer listed on Nasdaq, our securities could no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and we could be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may make more difficult and costly to complete a business combination. Further, this may make us a less attractive business combination partner for companies with which we would otherwise seek to pursue a business combination. In addition, our securityholders could be prohibited from trading in our securities absent our registration in the state where such securityholder lives. To date we have not registered our securities in any State, and do not currently plan to do so. This may make it difficult or impossible for our securityholders to trade in our securities.

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

NORTHVIEW ACQUISITION CORP.

Date: June 13, 2025	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer