Form 10-Q
period 2025-06-30
Profusa, Inc.
filed 2025-08-14
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No.

001-41177

PROFUSA, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3437271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 Bancroft Way, Suite A Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)

(925) 997-6925

(Registrant’s telephone number, including area code)

Northview Acquisition Corp.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PFSA	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of August 12, 2025, there were 32,788,877 shares of common stock, $0.0001 par value outstanding.

PROFUSA, INC. (F/K/A NORTHVIEW ACQUISITION CORP.)

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROFUSA, INC. (F/K/A NORTHVIEW ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash	$—	$16,204
Restricted cash	1,751	—
Cash held in Trust Account	661,012	—
Prepaid expenses and other current assets	—	14,166
Prepaid income taxes	9,504	30,492
Prepaid franchise tax	15,600	—
Total Current Assets	687,867	60,862

Cash held in Trust Account	1,274,549	8,330,835
Total Assets	$1,962,416	$8,391,697

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,744,538	$684,483
Advance from Profusa	1,299,040	791,407
Excise tax payable	1,952,662	1,880,944
Convertible promissory note – related party	10,288,111	8,908,052
Securities purchase agreement	193,878	—
Due to redeeming stockholders	661,012	—
Due to related party	41,180	50,000
Total Current Liabilities	16,180,421	12,314,886

Warrant liabilities	6,961,700	696,170
Total Liabilities	23,142,121	13,011,056

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 101,777 and 687,519 shares at redemption value of approximately $13.07 and $12.13 at June 30, 2025 and December 31, 2024, respectively	1,330,515	8,337,388

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,193,750 shares issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 101,777 and 687,519 shares subject to possible redemption at June 30, 2025 and December 31, 2024, respectively)	519	519
Accumulated deficit	(22,510,739)	(12,957,266)
Total Stockholders’ Deficit	(22,510,220)	(12,956,747)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,962,416	$8,391,697

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROFUSA, INC. (F/K/A NORTHVIEW ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Formation and operating costs	$967,084	$253,130	$1,550,665	$723,971
Loss from operations	(967,084)	(253,130)	(1,550,665)	(723,971)

Other (expense) income:
Interest income earned on cash held in Trust Account	15,159	108,520	95,084	225,184
Change in fair value of convertible promissory note	(1,154,729)	66,021	(1,380,059)	126,098
Change in fair value of securities purchase agreement	(170,391)	—	(193,878)	—
Change in fair value of warrant liabilities	(5,917,445)	(295,872)	(6,265,530)	(800,595)
Total other expense, net	(7,227,406)	(121,331)	(7,744,383)	(449,313)

Loss before provision for income tax	(8,194,490)	(374,461)	(9,295,048)	(1,173,284)
Income tax provision	(2,386)	(23,026)	(21,738)	(44,480)
Net loss	$(8,196,876)	$(397,487)	$(9,316,786)	$(1,217,764)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	146,440	738,075	412,717	783,151
Basic and diluted net loss per share, common stock subject to possible redemption	$(1.53)	$(0.07)	$(1.66)	$(0.20)
Basic and diluted weighted average shares outstanding, common stock	5,193,750	5,193,750	5,193,750	5,193,750
Basic and diluted net loss per share, common stock	$(1.53)	$(0.07)	$(1.66)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROFUSA, INC. (F/K/A NORTHVIEW ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	5,193,750	$519	$—	$(12,957,266)	$(12,956,747)

Accretion of common stock to redemption value	—	—	—	(155,999)	(155,999)

Excise tax payable attributable to redemption of common stock	—	—	—	(65,108)	(65,108)

Net loss	—	—	—	(1,119,910)	(1,119,910)

Balance as of March 31, 2025 (unaudited)	5,193,750	519	—	(14,298,283)	(14,297,764)

Accretion of common stock to redemption value	—	—	—	(8,970)	(8,970)

Excise tax payable attributable to redemption of common stock	—	—	—	(6,610)	(6,610)

Net loss	—	—	—	(8,196,876)	(8,196,876)

Balance as of June 30, 2025 (unaudited)	5,193,750	$519	$—	$(22,510,739)	$(22,510,220)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2023	5,193,750	$519	$—	$(3,459,829)	$(3,459,310)

Accretion of common stock to redemption value	—	—	—	(205,732)	(205,732)

Excise tax payable attributable to redemption of common stock	—	—	—	(10,884)	(10,884)

Net loss	—	—	—	(820,277)	(820,277)

Balance as of March 31, 2024 (unaudited)	5,193,750	519	—	(4,496,722)	(4,496,203)

Accretion of common stock to redemption value	—	—	—	(181,330)	(181,330)

Net loss	—	—	—	(397,487)	(397,487)

Balance as of June 30, 2024 (unaudited)	5,193,750	$519	$—	$(5,075,539)	$(5,075,020)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROFUSA, INC. (F/K/A NORTHVIEW ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,316,786)	$(1,217,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(95,084)	(225,184)
Change in fair value of warrant liabilities	6,265,530	800,595
Changes in fair value of convertible promissory note	1,380,059	(126,098)
Changes in fair value of securities purchase agreement	193,878	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,166	(33,750)
Accounts payable and accrued expenses	1,060,055	255,717
Income tax payable	—	(49,061)
Prepaid income taxes	20,988	(66,525)
Prepaid franchise taxes	(15,600)	—
Due to related party	(8,820)	—
Deferred tax liability	—	(13,661)
Net cash used in operating activities	(501,614)	(675,731)

Cash flows from investing activities:
Payment of extension fee into Trust Account	(99,285)	(235,733)
Cash withdrawn from Trust Account in connection with redemption	6,510,830	2,653,439
Reimbursement of franchise and income taxes from Trust Account	78,813	204,460
Net cash provided by investing activities	6,490,358	2,622,166

Cash flows from financing activities:
Proceeds from convertible promissory note	—	708,981
Advance from Profusa	507,633	—
Redemption of common stock	(6,510,830)	(2,653,439)
Net cash used in financing activities	(6,003,197)	(1,944,458)

Net change in cash	(14,453)	1,977
Cash, beginning of the period	16,204	4,519
Cash, end of the period	$1,751	$6,496
Supplemental disclosure of cash flow information:
Income taxes paid	$750	$173,727
Excise tax payable attributable to redemption of common stock	$71,718	$10,884
Accretion of common stock to redemption value	$164,969	$387,062
Redemption payments due to redeeming stockholders	$661,012	$—
Reconciliation of Cash and Restricted Cash:
Cash, beginning of the period	16,204	4,519
Restricted cash – beginning of the period	—	—
Cash and Restricted Cash, Beginning of the period	$16,204	$4,519
Reconciliation of Cash and Restricted Cash:
Cash, end of the period	—	6,496
Restricted cash – end of the period	1,751	—
Cash and Restricted Cash, End of the period	$1,751	$6,496

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROFUSA, INC. (F/K/A NORTHVIEW ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

NorthView Acquisition Corporation (now known as Profusa, Inc.) (the “Company” or “Northview”) was a blank check company incorporated in Delaware on April 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company had a wholly-owned subsidiary, NV Profusa Merger Sub Inc. (“Merger Sub”), a Delaware corporation incorporated on October 13, 2022, which was formed solely in contemplation of the Merger with Profusa (See below). In connection with the Merger, which was consummated on July 11, 2025, Merger Sub is no longer in existence.

Business Combination

On November 7, 2022, the Company, Profusa, Inc., a California corporation (“Profusa”) and Merger Sub entered into a Merger Agreement and Plan of Reorganization (as the same has been amended, supplemented or otherwise modified from time to time, the “Merger Agreement”).

On June 5, 2025 (the “Redemption Date”), the Company received requests to redeem a total of 52,784 Public Shares (as defined below), representing 32.4% of the total Public Shares of the Company outstanding prior to the Redemption Date. Following the redemption, 5,295,527 Public Shares were outstanding.

At the special meeting of the stockholders held on June 9, 2025 (the “Special Meeting”), the Company’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2025 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated thereby, including the merger of Merger Sub with and into Profusa, with Profusa continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”), and the issuance of the Company’s common stock as consideration thereunder (together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

On July 11, 2025 (the “Closing Date”), the Company closed the Business Combination with Profusa. As a result of the Business Combination, the Company owns 100% of the outstanding common stock of Profusa.

In connection with the closing of the Business Combination, the Company changed its name from “NorthView Acquisition Corporation” to “Profusa, Inc.”

Business Prior to the Business Combination

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

Transaction costs in connection with the IPO amounted to $7,959,726, consisting of $3,450,000 of underwriting discount, $3,570,576 of Representative’s Shares cost, $259,527 of Representative’s Warrants cost and $679,623 of other offering costs.

Following the closing of the IPO on December 22, 2021, an amount of $191,647,500 ($10.10 per Unit), excluding $741,228 that was wired to the Company’s operating bank account on December 31, 2021 for working capital purposes, from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the extended period (or any additional extension from the closing of our IPO if we extend the period of time to consummate a business combination) (the “Combination Period”), or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company provided its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination in connection with a stockholder meeting called to approve the initial Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer was made by the Company, solely in its discretion. The stockholders were entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The per share amount the Company distributed to investors who properly redeemed their shares was not reduced by the fee payable to I-Bankers and Dawson James pursuant to the Business Combination Marketing Agreement (see Note 6).

On March 10, 2023, the Company held a vote to amend its amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from March 22, 2023 to December 22, 2023 (the “First Extension Meeting”).

On December 21, 2023, the Company held a special meeting of stockholders to vote on extending the Combination Period. As a result, the Company extended the Combination Period from December 22, 2023 to March 22, 2024. In connection with the extension, 140,663 shares of the Company’s common stock were redeemed, with 6,027,219 shares of Common Stock remaining outstanding after the Redemption; 833,469 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our IPO (the “Public Shares”). In January 2024, $1,565,078 was paid from the Trust Account to redeeming stockholders in connection with the extension.

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

In connection with the meeting, the holders of 95,394 Public Shares properly exercised their right to redeem, with 5,931,825 shares of Common Stock remaining outstanding after the Redemption; 738,075 shares of Common Stock remaining outstanding after the Redemption are Public Shares. Consequently, the contribution was $36,904 per month needed for the Company to continue to extend the Combination Period monthly. On May 8, 2024 and May 31, 2024, the Company made two deposits of $36,904 each for April and May extension contributions. On September 10, 2024, the Company made a deposit of $112,114, of which $110,714 was for June, July and August extension contributions and $1,400 for lost interest due to late trust payments.

On September 19, 2024, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination to March 22, 2025. In connection with the approval of the extension amendment, holders of 50,556 shares of the Company’s common stock exercised their right to redeem, with 5,881,269 shares of common stock remaining outstanding after the redemption; 687,519 shares of common stock remaining outstanding after the redemption are Public Shares. Consequently, the contribution is $34,376 per month needed for the Company to continue to extend the Combination Period monthly. On December 13, 2024, the Company made a deposit of $68,752 for the October and November extension contributions and on December 23, 2024, the Company made a deposit of 34,376 for the December extension contribution. In October 2024, $595,439 was paid from the trust account to redeeming stockholders in connection with the extension. On February 27, 2025, the Company made a deposit of $49,376 for the January extension contribution and a portion ($15,000) of the February extension contribution. On March 7, 2025, the Company deposited the remainder of the February extension contribution of $19,376, plus interest.

On March 18, 2025, the Company commenced a special meeting of stockholders, which was adjourned until March 21, 2025 without conducting any business. On March 21, 2025, the Company reconvened the meeting and the stockholders approved the extension of the business combination period until June 22, 2025. In connection with the approval of the extension amendment, holders of 532,958 shares of the Company’s common stock exercised their right to redeem, for an aggregate redemption amount of approximately $6.5 million, with 5,348,311 shares of common stock remaining outstanding after the redemption; 154,561 shares of common stock remaining outstanding after the redemption are Public Shares. As a condition of the extension, the Company contributed $30,000 to the Trust Account, for the entire extension period, on March 21, 2025. Additionally, the stockholders at the meeting approved the amendment of the Company’s charter to remove the requirement that prevented the Company from redeeming public shares to the extent that it would cause the Company’s net tangible assets to be less than $5,000,001 (the “NTA Requirement”), and our charter was amended on March 21, 2025 to reflect the extension of the business combination and the removal of the NTA Requirement.

On April 2, 2025, the parties to the Merger Agreement entered into an Amendment No. 5 to the Merger Agreement (“Amendment No. 5”) pursuant to which Section 9.01 of the Merger Agreement was amended such that the reference to “March 22, 2025” shall be replaced with “June 22, 2025” by which the Company must consummate a Business Combination.

On May 8, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with I-Bankers Securities, Inc. and Dawson James Securities, Inc. (together, the “Investors”), pursuant to which such Investors agreed that to the extent that redemptions in connection with the vote to approve the Business Combination reduces the Company’s trust account balance below $1.25 million, the Investors would offer such redeeming shareholders an opportunity to rescind the redemption of their shares and would instead purchase such shares. Such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act or would otherwise not constitute a tender offer pursuant to the Exchange Act. As of the Closing Date, the Company’s trust account balance was not below $1.25 million.

On June 9, 2025, the Company held a special meeting of stockholders. At the meeting, the Company’s stockholders approved the Merger Agreement and the actions and transactions contemplated thereby, including (i) adopt an amended and restated Certificate of Incorporation, to be effective upon closing of the Merger, (ii) approving certain advisory proposals related to the amended and restated Certificate of Incorporation, (iii) approved the issuance of new shares of the Company’s Common Stock as merger consideration, (iv) elected new directors, and (v) approved new employee incentive plans. In connection with the meeting, the holders of 52,784 Public Shares properly exercised their right to redeem, with 5,295,527 shares of Common Stock remaining outstanding after such redemptions.

On July 1, 2025, the Company filed an amendment to its Certificate of Incorporation (the “Amendment”) to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from June 22, 2025 to August 22, 2025. Previously, on June 27, 2025, the Company had filed a copy of the Amendment with a date that mistakenly referenced “July 22, 2025” rather than “August 22, 2025,” however such filing was corrected in connection with the filing of the Amendment on July 1, 2025. The Company’s stockholders approved the Amendment by a supermajority of at least 65% via written consent on June 27, 2025.

The Company agreed to waive its right to withdraw up to $100,000 of interest from the Company’s trust account to pay dissolution expenses, should the Company ultimately liquidate prior to a business combination (the “Dissolution Expense Waiver”). As a result, the Company was no longer able to withdraw up to $100,000 of interest for such dissolution expenses upon liquidation, and such interest will be held in the trust account and not be released until the earliest to occur of (i) the completion of the initial business combination, (ii) the redemption of 100% of the Offering Shares (as defined below) if the Company is unable to complete its initial Business Combination within the Extension, and (iii) the redemption of Public Shares in connection with a vote seeking to amend the provisions of our Charter.

The Company also agreed to waive its right to withdraw interest from the Company’s trust account to pay the Company’s tax expenses (the “Tax Expense Waiver”). As a result, the Company was no longer able to withdraw interest in order to pay future tax expenses, and such interest will be held in the trust account and not be released until the earliest to occur of (i) the completion of the initial business combination, (ii) the redemption of 100% of the Offering Shares (as defined below) if the Company is unable to complete its initial Business Combination within the Extension, and (iii) the redemption of Public Shares in connection with a vote seeking to amend the provisions of our Charter.

Prior to such announcement, and subsequent to the record date of February 21, 2025, for the Special Meeting, the Company withdrew approximately $23,200 of interest from the trust account for tax expenses.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

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

Nasdaq Delisting Notification

On December 20, 2024, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market that the Company’s securities would be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by December 20, 2024 (36 months from the effectiveness of its IPO registration statement) as required by Listing Rule IM-5101-2. Accordingly, trading in the Company’s Common Stock, Rights and Warrants was suspended at the opening of business on December 27, 2024 and a Form 25-NSE was filed by Nasdaq with the Securities and Exchange Commission, which removed the Company’s securities from on the Nasdaq Stock Market. The Company’s Common Stock, Rights and Warrants began to be quoted on the Pink Markets operated on The OTC Market systems (“OTC Market”) under the symbols “NVAC,” “NVACR” and “NVACW.”

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $1,484,219 of interest from the Trust Account of which $1,453,297 was paid for franchise and income taxes. Of the aggregate withdrawals, $30,922 was restricted for the payment of the Company’s income taxes. The Company utilized $29,171 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As of June 30, 2025, the Company has restricted cash of $1,751. The Company intends to deposit $29,171 back into the Trust Account or use the $29,171 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

Liquidity and Going Concern

As of June 30, 2025, the Company had $1,751 in restricted cash and a working capital deficit of $15,492,554. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares to cover certain of the offering costs and the loan under an unsecured promissory note from the Sponsor of $204,841, which was fully paid upon the IPO. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, and the drawdowns on the convertible promissory note.

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

The Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at June 30, 2025 in the amount of $10,288,111. As of June 30, 2025, no amounts were repaid against the loan.

The Company incurred significant costs in pursuit of its Business Combination. As part of the closing, the Company had cash inflows of $1.3 million from the Trust Account, net of redemptions, and the $9 million net PIPE convertible note. Cash outflows included marketing fees and vendor payments which totaled $3.4 million due at closing. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that subsequent to the closing of the Merger, there continues to be factors which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

On March 22, 2023 and December 21, 2023, the Company’s stockholders redeemed 18,000,868 and 140,663 shares, respectively, for a total of $184,845,836 and $1,565,078, respectively. On March 26, 2024, the Company’s stockholders redeemed 95,394 shares for a total of $1,088,361. On September 30, 2024, the Company’s stockholders redeemed 50,556 shares for a total of $595,439. On March 26, 2025, the Company’s stockholders redeemed 532,958 shares for a total of $6,510,830. On June 16, 2025, the Company’s stockholders redeemed 52,784 shares for a total of $661,012. The Company determined that an excise tax liability should be recorded due to the redeemed shares. As of June 30, 2025 and December 31, 2024, the Company has a charge to stockholders’ deficit of $1,952,662 and $1,880,944 of excise tax liability, including $71,718 and $16,838 charged during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, calculated as 1% of the value of shares redeemed.

On July 3, 2024, the Treasury issued final regulations with respect to the procedure and administration of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. As of June 30, 2025 and the date of this report, the excise tax was not paid and was recorded as excise tax payable. Any amount of such Excise Tax not paid in full, could be subject to additional interest and penalties which are currently estimated at 7% or 9% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid.

As of June 30, 2025 and December 31, 2024, $1,952,662 and $1,880,944 in excise tax was accrued on the accompanying condensed consolidated balance sheets, respectively. On January 29, 2025, the Company claimed disaster relief under IRC Section 7508A relating to Hurricane Beryl as announced in IRS Announcement TX-2024-08.  Under the disaster relief claim, the time for filing of the September 30, 2024 Quarterly Federal Excise Tax Return and payment of the 2023 excise taxes on repurchases of corporate stock normally due on October 31, 2024 should be postponed to February 3, 2025. The Company was not subject to excise tax interest and penalties until February 3, 2025.  On January 29, 2025, the Company filed their 2024 excise tax return. The Company did not repay the excise tax in full by June 30, 2025. As of June 30, 2025, the Company accrued approximately $105,970 interest and penalties in the accompanying condensed consolidated statements of operations.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2025 and December 31, 2024, the Company had $1,751 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Cash Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank.

During the six months ended June 30, 2025, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $78,813 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

During the six months ended June 30, 2024, pursuant to the trust agreement dated as of December 20, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, $204,460 of interest income from the Trust Account was withdrawn by the Company for the payment of franchise and income taxes.

Cash

	Fair Value as of June 30, 2025	Fair Value as of December 31, 2024
Cash	$1,935,561	$8,330,835

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

On March 18, 2025, the Company commenced a special meeting of stockholders, which was adjourned until March 21, 2025 without conducting any business. On March 21, 2025, the Company reconvened the special meeting to approve an extension of time for the Company to consummate an initial business combination from March 22, 2025 to June 22, 2025. The meeting was adjourned until March 21, 2025, at which the stockholders approve the extension of the business combination period until June 22, 2025. As a condition of the extension, the Company contributed $30,000 to the Trust Account, for the entire extension period, on March 21, 2025. On July 1, 2025, the Company filed the Amendment to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from June 22, 2025 to August 22, 2025. In connection with the special meeting of stockholders to approve the Business Combination, stockholders of the Company redeemed 52,784 shares of common stock for an aggregate amount of $661,012.

As of June 30, 2025, $1,274,549 of the Trust assets were classified as noncurrent assets and $661,012 of the Trust assets due to redeeming stockholders were classified as current assets. As a result of the Business Combination, the $661,012 due to redeeming stockholders was paid at the Closing.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities, convertible promissory note, and securities purchase agreement.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a formation cost expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company incurred $340 and no amount of interest and penalty expenses during the three and six months ended June 30, 2025 and 2024, respectively.

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

Net Loss Per Common Stock

The Company has two categories of shares, which are referred to as common stock subject to possible redemption and common stock. Earnings and losses are shared pro rata between the two categories of shares. The 17,404,250 potential shares of common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2025 and 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category of common stock:

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock	Common stock subject to possible redemption	Common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(224,777)	$(7,972,099)	$(49,458)	$(348,029)	$(685,851)	$(8,630,935)	$(159,563)	$(1,058,201)

Denominator:
Weighted-average shares outstanding	146,440	5,193,750	738,075	5,193,750	412,717	5,193,750	783,151	5,193,750
Basic and diluted net loss per share	$(1.53)	$(1.53)	$(0.07)	$(0.07)	$(1.66)	$(1.66)	$(0.20)	$(0.20)

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

As of June 30, 2025 and December 31, 2024, the amount of public common stock reflected on the condensed consolidated balance sheets is reconciled in the following table:

Contingently redeemable common stock, December 31, 2023	$9,252,208
Less:
Partial redemption	(1,683,800)
Plus:
Accretion of redeemable common stock	768,980
Contingently redeemable common stock, December 31, 2024	$8,337,388
Less:
Partial redemption	(6,510,830)
Plus:
Accretion of redeemable common stock	155,999
Contingently redeemable common stock, March 31, 2025	$1,982,557
Less:
Redemption payment due to stockholders	(661,012)
Plus:
Accretion of redeemable common stock	8,970
Contingently redeemable common stock, June 30, 2025	$1,330,515

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

Convertible Promissory Note – Related Party

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. As of June 30, 2025 and December 31, 2024, the Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at June 30, 2025 and December 31, 2024 in the amount of $10,288,111 and $8,908,052, respectively. The Company has deferred the repayment of the Note to six months after the Closing.

Securities Purchase Agreement

On February 11, 2025, in a private transaction, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”). Pursuant to the SPA, the Investor is expected, subject to the conditions relating to such purchase set forth in the SPA, to purchase from the Company’s senior secured convertible promissory notes (“Ascent Note”) in an aggregate principal amount of up to $22,222,222 for a purchase price of up to $20,000,000, after a 10% original issue discount (“OID”). As of June 30, 2025 and December 31, 2024, the Company is presenting the Ascent Note at fair value on its balance sheet at June 30, 2025 and December 31, 2024 in the amount of $193,878 and $0, respectively (See details on Note 6).

As a result of the Business Combination, pursuant to the SPA, the Company issued a PIPE Convertible Note in the principal amount of $10,000,000 (the “Initial Note”) for a purchase price of $9,000,000, reflecting a 10% OID. The Initial Note matures on the date that is 18-months from the Closing and is convertible at any time at the Investor’s option at a conversion price equal to the lower of $10 or 95% of the lowest daily volume-weighted average price per share of the post-combination company common stock in the 10 trading days prior to the original issue date of the Initial Note and shall be adjusted, without limitation, based on down-round and most-favored nation (MFN) price and terms protections (the “Conversion Price”).

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans, other than the Note described in “Note 5 – Related Party Transactions – Convertible Promissory Note – Related Party”.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company began paying its Sponsor a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. As of June 30, 2023, the Company and the Sponsor terminated this agreement. For the three and six months ended June 30, 2025 and 2024, $0 had been incurred and billed relating to the administrative service fee, respectively. As of June 30, 2025 and December 31, 2024, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

Advances from Profusa

For the three and six months ended June 30, 2025 and 2024, Profusa agreed to advance funds to the Company to pay for operating expenses. As of June 30, 2025 and December 31, 2024, there was $1,299,040 and $791,407, respectively owed to Profusa, which is due upon demand or at the completion of the Business Combination.

Due to Related Party

As of June 30, 2025 and December 31, 2024, $50,000 relating to the administrative service fee was not paid and recorded as due to related party. On February 24, 2025, the Company paid costs on behalf of its Sponsor which reduced the balance due by $8,820.

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

Business Combination Marketing Agreement

Under a Business Combination marketing agreement, the Company engaged I-Bankers and Dawson James as advisors in connection with the Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company was obligated to pay I-Bankers and Dawson James a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount of 3.68% of the gross proceeds of the IPO, or $6,986,250. The agreement was amended on November 7, 2022 to allow for the 3.68% business combination fee to be paid as (a) 27.5% cash and (b) 72.5% to be rolled into equity at closing. Subsequently, on January 19, 2025, the agreement was modified by the parties such that the Company will be required to pay $2,000,000, payable in cash, if a business combination is consummated. As a result of the Business Combination, I-Bankers was paid $900,000 and Dawson James was paid $600,000 under the Business Combination marketing agreement. The payment of the remaining $500,000 has been deferred until after the Closing.

Non-Redemption Agreement

On May 8, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with I-Bankers Securities, Inc. and Dawson James Securities, Inc. (together, the “Investors”), pursuant to which such Investors agreed that to the extent that redemptions in connection with the vote to approve the Business Combination reduces the Company’s trust account balance below $1.25 million, the Investors would offer such redeeming shareholders an opportunity to rescind the redemption of their shares and would instead purchase such shares. Such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act or would otherwise not constitute a tender offer pursuant to the Exchange Act. As of the Closing Date, the Company’s trust account balance was not below $1.25 million.

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

At the Special Meeting held on June 9, 2025, the Company’s stockholders voted to approve the proposals outlined in the Proxy Statement/Prospectus, including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the merger of Merger Sub with and into Profusa, with Profusa continuing as the surviving corporation and as a wholly-owned subsidiary the Company, and the issuance of the Company’s common stock as consideration thereunder. On July 11, 2025, the Closing was completed.

In connection with the Closing, the Company changed its name to “Profusa, Inc.”

Advisory Agreements

On December 19, 2024, the Company engaged A.G.P to serve as the placement agent in connection with a proposed business combination transaction. The Company shall pay to A.G.P. a cash fee (the “Cash Fee”) equal to 9.0% in a convertible note offering, note, or other similar equity-linked offerings, and shall be calculated from the face value of notes issued, which is payable at the close of a Business Combination. On June 17, 2025, the Company entered a settlement agreement with A.G.P. for the Cash Fee of $968,000 related to the debt private placement (the “Offering”) that was issued at the Closing. Pursuant to the settlement agreement, as a result of the Business Combination, the Company paid A.G.P. $550,000 at the Closing and the remaining $418,000 of the fees was deferred and due on the earlier of (i) the second tranche of the debt private placement being issued and (ii) December 31, 2025. The Company also agreed to reimburse A.G.P. $50,000 for expenses incurred in connection with the offering.

On June 15, 2023, the Company engaged the Benchmark Company LLC (“Benchmark”) to provide advisory services related to the Business Combination and the Convertible Notes. The Company was to pay Benchmark at the closing of the Business Combination an advisory fee of $750,000 in two tranches. The first tranche will be $500,000 earned upon the closing of the Business Combination in the surviving public entity’s common stock (“Tranche 1”). The number of shares to be issued is calculated on the 30th day following the Closing by dividing $500,000 and the trailing 5-day VWAP of the Company’s common stock as calculated by Bloomburg with a minimum price of $2.00.  The second tranche will be $250,000, at the Company’s option, in either cash or in the surviving entity’s common shares calculated by dividing $250,000 by the lowest trailing 5-day VWAP in the prior 30 days (“Tranche 2”). Upon funding of the Convertible Notes by investors introduced by Benchmark, the Company will pay to Benchmark fees in cash equal to 5% of the net proceeds of any Convertible Note draw at the time of funding of such draw (“Arrangement Fees”). The Tranche 2 fee shall be reduced by the amount of any fees paid to Benchmark for other transactions during the Term other than Arrangement Fees associated with Convertible Notes, after the Business Combination, up to $250,000. As a result of the Business Combination, Benchmark was paid in shares of the post-combination company in the amount of $500,000.

Securities Purchase Agreement

On February 11, 2025, in a private transaction, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”). Pursuant to the SPA, the Investor is expected, subject to the conditions relating to such purchase set forth in the SPA, to purchase from the Company’s senior secured convertible promissory notes in an aggregate principal amount of up to $22,222,222 (the “Convertible Notes”) for a purchase price of up to $20,000,000, after a 10% original issue discount (“OID”). As a result of the Business Combination, pursuant to the SPA, the Company issued a Convertible Note in the principal amount of $10,000,000 (the “Initial Note”) for a purchase price of $9,000,000, reflecting a 10% OID. The Initial Note matures on the date that is 18-months from the closing of the Business Combination and is convertible at any time at the Investor’s option at a conversion price equal to the lower of $10 or 95% of the lowest daily volume-weighted average price per share of the post-combination company common stock in the 10 trading days prior to the original issue date of the Initial Note and shall be adjusted, without limitation, based on down-round and most-favored nation (MFN) price and terms protections (the “Conversion Price”).

The SPA contemplates that additional Convertible Notes will be purchased in multiple tranches:

(i)	Prior to the one-year anniversary of the Initial Closing Date, subject to the conditions set forth in the SPA, the Company may request that the Investor purchase additional Convertible Notes having an aggregate principal amount of up to $12,222,222 at a purchase price of $11,000,000 (reflecting a 10% OID), as follows:

(a)	Provided a registration statement has been filed for the shares underlying the Initial Note, shares of combined company common stock, par value $0.0001 (“New Profusa Common Stock”) have traded a volume of at least 15,000,000 shares in the aggregate, and no default or event of default has occurred, the Company may call and thereby require the Investor to purchase Convertible Notes in the aggregate principal amount of $2,222,222 for a purchase price of $2,000,000 (reflecting a 10% OID) (“Second Purchase”);

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

As a result of the Business Combination, the Company paid $90,000 at the Closing to an advisor for legal services in connection with the issuance of the Convertible Note.

Note 7 – Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. In April 2021, the Company issued 5,175,000 shares of common stock to its Sponsor for $25,000, or approximately $0.005 per share. In October 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 862,500 shares of common stock. On December 20, 2021, the Company effected a 1.1- for-1 stock dividend of its common stock, resulting in an aggregate of 4,743,750 Founder Shares issued and outstanding. On December 22, 2021, the Company has also issued 450,000 shares (Representative’s Shares) of common stock (which included 37,500 Representative Shares issued pursuant to the full exercise of the over-allotment option) at the consummation of the IPO to I-Bankers and Dawson James (and/or their designees). As of June 30, 2025 and December 31, 2024, there were 5,193,750 shares of common stock issued and outstanding, excluding 101,777 and 687,519 shares of common stock subject to redemption, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2025	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in trust	$1,935,561	$1,274,549	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$3,795,000	$—	$3,795,000	$—
Warrant liabilities – Private Placement Warrants	2,939,000	—	—	2,939,000
Warrant liabilities – Representative’s Warrants	227,700	—	—	227,700
Convertible Promissory Note – Related Party	10,288,111	—	—	10,288,111
Securities Purchase Agreement	193,878	—	—	193,878
Total	$17,443,689	$—	$3,795,000	$13,648,689

	December 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in trust	$8,330,835	$8,330,835	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$379,500	$—	$379,500	$—
Warrant liabilities – Private Placement Warrants	293,900	—	—	293,900
Warrant liabilities – Representative’s Warrants	22,770	—	—	22,770
Convertible Promissory Note – Related Party	8,908,052	—	—	8,908,052
Total	$9,604,222	$—	$379,500	$9,224,722

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at June 30, 2025 and December 31, 2024 was classified as Level 2 due to the lack of an active market. As of June 30, 2025 and December 31, 2024, the aggregate value of Public Warrants was $3,795,000 and $379,500, respectively.

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Input
Risk-free interest rate	4.22%		4.18%
Expected term (years)	0.61		0.89
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$12.52		$12.12

The key inputs into the Monte Carlo simulation model for the convertible promissory note were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Input
Risk-free interest rate	4.28%		4.18%
Expected term (years)	0.05		0.27
Expected volatility	De minimis	%	De minimis	%
Exercise price	$11.50		$11.50
Fair value of Common stock	$12.52		$12.12

The key inputs into the Monte Carlo simulation model for the securities purchase agreement were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Input
Risk-free interest rate	3.83%	—
Expected term (years)	1.59	—
Expected volatility	4.84%	—
Exercise price	$11.50	—
Fair value of Common stock	$12.52	—

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024:

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2024	$293,900	$22,770	$316,670
Change in fair value of warrant liabilities	146,950	11,385	158,335
Fair value at March 31, 2025	440,850	34,155	475,005
Change in fair value of warrant liabilities	2,498,150	193,545	2,691,695
Fair value at June 30, 2025	$2,939,000	$227,700	$3,166,700

	Private Placement Warrants	Representative’s Warrants	Warrant Liability
Fair value at December 31, 2023	$66,128	$5,123	$71,251
Change in fair value of warrant liabilities	213,077	16,509	229,586
Fair value at March 31, 2024	279,205	21,632	300,837
Change in fair value of warrant liabilities	124,908	9,676	134,584
Fair value at June 30, 2024	$404,113	$31,308	$435,421

Convertible Promissory Note – related party
Fair value at December 31, 2024	$8,908,052
Change in fair value of convertible promissory note	225,330
Fair value at March 31, 2025	9,133,382
Change in fair value of convertible promissory note	1,154,729
Fair value at June 30, 2025	$10,288,111

Convertible Promissory Note
Fair value at December 31, 2023	$944,118
Principal proceeds	378,185
Change in fair value of convertible promissory note	(60,077)
Fair value at March 31, 2024	1,262,226
Proceeds received through convertible promissory note	330,796
Change in fair value of convertible promissory note	(66,021)
Fair value at June 30, 2024	$1,527,001

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

Securities Purchase Agreement
Fair value at February 11, 2025	$—
Change in fair value of securities purchase agreement	23,487
Fair value at March 31, 2025	23,487
Change in fair value of securities purchase agreement	170,391
Fair value at June 30, 2025	$193,878

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

	As of June 30, 2025	As of December 31, 2024
Trust Account	$1,935,561	$8,330,835
Cash	$—	$16,204
Restricted Cash	$1,751	$—

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Formation and operating costs	967,084	253,130	1,550,665	723,971
Interest income earned on cash and marketable securities held in Trust Account	15,159	108,520	95,084	225,184

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

Consummation of Business Combination

On July 11, 2025, the Company, consummated its previously announced Business Combination Profusa, pursuant to that certain Merger Agreement and Plan of Reorganization, dated as of November 7, 2022 (as the same has been amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), between the Company, Profusa, and NV Profusa Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub” and, collectively, the “Parties”). The consummation of the Business Combination involved the merger (the “Merger”) of Merger Sub with and into Profusa, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the separate corporate existence of Merger Sub ceased, with Profusa as the surviving corporation becoming a wholly-owned subsidiary of the Company, pursuant to the terms of the Merger Agreement and in accordance with the DGCL. As a result of the Business Combination, the Company owns 100% of the outstanding common stock of Profusa. In connection with the closing of the Business Combination, the Company changed its name from “NorthView Acquisition Corporation” to “Profusa, Inc.”

Securities Purchase Agreement

On July 28, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ascent Partners Fund LLC (the “Purchaser”). Pursuant to the terms and conditions set forth in the Purchase Agreement, the Company may, from time to time and at its discretion, issue and sell to the Purchaser shares of its common stock (the “Purchased Securities”) for an aggregate purchase price of up to $100,000,000 (the “Maximum Aggregate Purchase Price”), subject to certain limitations and conditions described below.

Under the Purchase Agreement, the Company may deliver advance notices (each, an “Advance Notice”) to the Purchaser to request the purchase of shares of common stock, with each closing (a “Closing”) to occur on a trading day following the end of a 10 or fewer trading day valuation period commencing on the trading date immediately following the delivery of the Advance Notice, or as determined by the Purchaser. The purchase price per share at each Closing will be equal to 97% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the applicable valuation period, subject to a floor price and other adjustments as set forth in the Purchase Agreement. The maximum purchase price at any single Closing is limited to the lower of (a) $5,000,000 or (b) 100% of the average daily traded value of the common stock for the five trading days immediately preceding such Closing.

The Purchase Agreement contains certain limitations, including that the aggregate number of shares issued under the Purchase Agreement may not exceed the number of shares registered under the applicable registration statement or the exchange cap (generally 19.9% of the Company’s outstanding common stock as of the effective date), unless stockholder approval is obtained or as otherwise permitted by the rules of the principal trading market. In addition, the Purchaser’s beneficial ownership of the Company’s common stock is limited to 9.99% of the outstanding shares immediately after giving effect to any issuance.

The Purchase Agreement also provides for the issuance of a warrant to the Purchaser for the purchase of 900,000 shares of common stock, and includes a Registration Rights Agreement, Lock-Up Agreements from the Company’s officers and directors, and a Transfer Agent Instruction Letter. The Company is required to reserve sufficient shares of common stock to satisfy its obligations under the Purchase Agreement and to maintain the listing of its common stock on its principal trading market.

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

Overview

We are a blank check company incorporated on April 19, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our initial public offering on December 22, 2021 and have identified a target company for our business combination. We used the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt for the significant costs incurred to complete the Business Combination.

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

Pursuant to the Merger Agreement, subject to certain future revenue and stock-price based milestones, Profusa stockholders will have the right to receive an aggregate of up to an additional 3,875,000 shares of NorthView Common Stock (the “Earnout Shares”). One-quarter of the Earnout Shares will be issued if, between the 18-month anniversary and the two-year anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $12.50 per share for any 20 trading days within a 30 consecutive trading day period (“Milestone Event I”). One-quarter of the Earnout Shares will be issued if, between the first and second anniversary of the Closing, the combined company’s common stock achieves a daily volume weighted average market price of at least $14.50 per share for a similar number of days (“Milestone Event II”). Pursuant to the Merger Agreement, the remaining one-quarter of the Earnout Shares were to be issued if the combined company achieves at least $5,100,000 in revenue in fiscal year 2023, and one-quarter of the Earnout Shares will be issued if the combined company achieves at least $73,100,000 in revenue in fiscal year 2024, (or up to one-half of the Earnout Shares if both milestones are achieved).

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

On July 11, 2025, we completed our Business Combination with Profusa.

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

On July 1, 2025, the Company filed an amendment to its Certificate of Incorporation (the “Amendment”) to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from June 22, 2025 to August 22, 2025. Previously, on June 27, 2025, the Company had filed a copy of the Amendment with a date that mistakenly referenced “July 22, 2025” rather than “August 22, 2025,” however such filing was corrected in connection with the filing of the Amendment on July 1, 2025.

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

On May 31, 2024, the Company’s Board of Directors approved, and the Company second amended its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. The Company has deferred the repayment of the Note to six months after the Closing.

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

Use of Funds Restricted for Payment of Taxes

From inception to date, we have withdrawn a total of $1,484,218 of interest from the Trust Account of which $1,453,297 was paid for franchise and income taxes. Of the aggregate withdrawals, $30,922 was restricted for the payment of our income taxes. We utilized $29,171 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As of June 30, 2025, we have restricted cash of $1,751. We intend to deposit $29,171 back into the Trust Account or use the $29,171 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

Results of Operations

As of June 30, 2025, we had not commenced any operations. All activity for the period from April 19, 2021 (inception) through June 30, 2025 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $8,196,876, which consisted of operating costs of $967,084, change in fair value of our warrant liabilities of $5,917,445, income tax provision of $2,386, change in fair value of convertible note of $1,154,729, and change in fair value of securities purchase agreement of $170,391 offset by interest income on cash held in the Trust Account of $15,159.

For the six months ended June 30, 2025, we had net loss of $9,316,786, which consisted of operating costs of $1,550,665, change in fair value of our warrant liabilities of $6,265,530, income tax provision of $21,738, change in fair value of convertible note of $1,380,059, and change in fair value of securities purchase agreement of $193,878 offset by interest income on cash held in the Trust Account of $95,084.

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

Liquidity and Going Concern

As of June 30, 2025, we had $1,751 in restricted cash and a working capital deficit of $15,492,554.

For the six months June 30, 2025, cash used in operating activities was $501,614. Net loss of $9,316,786 was impacted primarily by trust interest income of $95,084, change in fair value of our warrant liabilities of $6,265,530, change in fair value of convertible note of $1,380,059, change in fair value of securities purchase agreement of $193,878 and changes in operating assets and liabilities reflected cash provided by operating activities of $1,070,789 during such period.

For the six months June 30, 2025, cash provided by investing activities included $99,285 of extension payments made to the trust, $78,813 of reimbursement from the trust of franchise and income tax payments and cash withdrawn from the trust of $6,510,830 in relation to stock redemptions.

For the six months June 30, 2025, cash used in financing activities included $507,633 of an advance from Profusa and $6,510,830 paid out in relation to stock redemptions.

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

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1,200,000. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. On January 10, 2024, the Company’s Board of Directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. On May 31, 2024, the Company’s Board of Directors approved and the Company entered into a second amendment of its Convertible Working Capital Promissory Note with the sponsor to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Company common stock at a price of $2.22 per share at the election of the sponsor. The Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at June 30, 2025 and December 31, 2024 in the amount of $10,288,111 and $8,908,052, respectively.

The Company incurred significant costs in pursuit of its Business Combination. As part of the closing, the Company had cash inflows of $1.3 million from the Trust Account, net of redemptions, and the $9 million net PIPE convertible note. Cash outflows included marketing fees and vendor payments which totaled $3.4 million due at closing. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that subsequent to the closing of the Merger, there continue to be factors which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

Contractual Obligations

As of June 30, 2025 and December 31, 2024, we did not have any long-term debt or capital or operating lease obligations.

We entered into an administrative services agreement with our sponsor pursuant to which we pay for office space and secretarial and administrative services provided to members of our management team, in an amount of $5,000 per month. As of June 30, 2023, the Company and the sponsor terminated this agreement. For the three and six months ended June 30, 2025 and 2024, $0 had been incurred and billed relating to the administrative service fee. As of June 30, 2025 and December 31, 2024, $50,000 relating to the administrative service fee was not paid and recorded as due to related party.

NorthView previously engaged I-Bankers as an advisor to assist in holding meetings to discuss the potential business combination and the target business’ attributes, introduce NorthView to potential investors that are interested providing funding in connection with a Business Combination, assist NorthView in obtaining stockholder approval for such business combination and assist NorthView with its press releases and public filings in connection with such business combination (the “Business Combination Marketing Agreement”). In connection with such engagement, NorthView agreed to pay I-Bankers and Dawson James a cash fee (the “Business Combination Fee”) for such services upon the consummation of a business combination in an amount equal to 3.68% of the gross proceeds of its initial public offering (exclusive of any applicable finders’ fees which might become payable). In connection with the Business Combination, NorthView, I-Bankers and Dawson James amended the Business Combination Marketing Agreement to revise a portion of the Business Combination Fee to be partially payable in NorthView securities and partially payable in cash upon the closing of the Merger with Profusa, with such securities to be subject to lock-up provisions.  Subsequently, on January 19, 2025, the agreement was modified by the parties such that the Company will be required to pay $2,000,000, payable in cash, if a business combination is consummated. As a result of the Business Combination, I-Bankers was paid $900,000 and Dawson James was paid $600,000 under the Business Combination marketing agreement. The payment of the remaining $500,000 has been deferred until after the Closing.

On December 19, 2024, the Company engaged A.G.P to serve as the placement agent in connection with a proposed business combination transaction. The Company shall pay to A.G.P. a cash fee (the “Cash Fee”) equal to 9.0% in a convertible note offering, note, or other similar equity-linked offerings, and shall be calculated from the face value of notes issued, which is payable at the close of a Business Combination. On June 17, 2025, the Company entered a settlement agreement with A.G.P. for the Cash Fee of $968,000 related to the debt private placement (the “Offering”) to be issued at the Closing. Pursuant to the settlement agreement, as a result of the Business Combination, the Company paid A.G.P. $550,000 at the Closing and the remaining $418,000 of the fees were deferred and due on the earlier of (i) the second tranche of the debt private placement being issued and (ii) December 31, 2025. The Company also agreed to reimburse A.G.P. $50,000 for expenses incurred in connection with the offering.

On June 15, 2023, the Company engaged the Benchmark Company LLC (“Benchmark”) to provide advisory services related to the Business Combination and the Convertible Notes. The Company was to pay Benchmark at the closing of the Business Combination an advisory fee of $750,000 in two tranches. The first tranche will be $500,000 earned upon the closing of the Business Combination in the surviving public entity’s common stock (“Tranche 1”). The number of shares to be issued is calculated on the 30th day following the Closing by dividing $500,000 and the trailing 5-day VWAP of the Company’s common stock as calculated by Bloomburg with a minimum price of $2.00.  The second tranche will be $250,000, at the Company’s option, in either cash or in the surviving entity’s common shares calculated by dividing $250,000 by the lowest trailing 5-day VWAP in the prior 30 days (“Tranche 2”). Upon funding of the Convertible Notes by investors introduced by Benchmark, the Company will pay to Benchmark fees in cash equal to 5% of the net proceeds of any Convertible Note draw at the time of funding of such draw (“Arrangement Fees”). The Tranche 2 fee shall be reduced by the amount of any fees paid to Benchmark for other transactions during the Term other than Arrangement Fees associated with Convertible Notes, after the Business Combination, up to $250,000. As a result of the Business Combination, Benchmark was paid in shares of the post-combination company in the amount of $500,000.

Non-Redemption Agreement

On May 8, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with I-Bankers Securities, Inc. and Dawson James Securities, Inc. (together, the “Investors”), pursuant to which such Investors agreed that to the extent that redemptions in connection with the vote to approve the Business Combination reduces the Company’s trust account balance below $1.25 million, the Investors would offer such redeeming shareholders an opportunity to rescind the redemption of their shares and would instead purchase such shares. Such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act or would otherwise not constitute a tender offer pursuant to the Exchange Act. As of the Closing Date, the Company’s trust account balance was not below $1.25 million.

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

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the existence of material weaknesses. Our internal controls did not detect an error in (i) the review of the convertible promissory notes valuation and warrant valuation, (ii) proper recording of accounts payable and accrued expenses, expensing or prepaid expenses, common stock subject to possible redemption, and the calculation of our income tax provision, and (iii) the proper safeguarding of trust assets and the monitoring process of the use of trust funds.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a result of closing of the Business Combination on July 11, 2025, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Company’s Registration Statement on Form S-4 (File No. 333-269417) initially filed with the SEC on January 1, 2023, as amended. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair the Company’s business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in the Company’s future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The consummation of the Business Combination, and the financing transactions consummated in connection therewith, resulted in gross proceeds of $10.27 million.

The funds from the Business Combination and the related financing transactions were used for: (i) redemptions to public stockholders, (ii) cash to balance sheet, and (iii) payment of fees and expenses. The direct and indirect fees and expenses incurred were approximately $3.4 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUSA, INC.

Date: August 14, 2025	By:	/s/ Ben Hwang
	Name:	Ben Hwang
	Title:	Chief Executive Officer

	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer