Form 10-Q
period 2025-09-30
Profusa, Inc.
filed 2025-11-19
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 18, 2025, there were 65,680,958 shares of common stock, $0.0001 par value outstanding.

Table of Contents

		PAGE
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three Months and Nine Months ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Control and Procedures	48

PART II – OTHER INFORMATION		50

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62

SIGNATURES		63

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2025 (UNAUDITED)	December 31 2024
Assets
Current assets:
Cash	3,009	191
Prepaid expenses and other current assets	214	69
Digital assets	972	—
Total current assets	4,195	260
Deferred offering costs	—	2,757
Other non-current assets	55	56
Total assets	4,250	3,073

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable	6,982	4,954
Excise tax payable	1,957	—
Accrued liabilities	7,848	3,968
Due to related party	41	—
Convertible notes payable
Convertible debt payable (including loans and notes payable to a related party of $4,127 and $25,056 as of September 30, 2025 and December 31, 2024, respectively)	4,281	45,921
Promissory notes (including notes payable to related parties of $878 and $850 as of September 30, 2025 and December 31, 2024, respectively)	1,045	910
PPP loan	1,386	1,376
Total current liabilities	23,540	57,129
Warrant liabilities at fair value	311	—
Loans payable - related party at fair value	14,359	—
Total liabilities	38,210	57,129
Commitments and contingencies (Note 7)
Convertible Preferred Stock:
Series A convertible preferred stock: $0.0001 par value – 0 shares authorized. issued and outstanding at September 30, 2025 and 4,350,314 shares authorized, issued and outstanding at December 31, 2024, (Liquidation preference $5,307 at December 31, 2024)	—	5,231
Series B convertible preferred stock: $0.0001 par value – 0 shares authorized, issued and outstanding at September 30, 2025, and 5,293,175 shares authorized, issued and outstanding at December 31, 2024, (Liquidation preference $13,815 at December 31, 2024)	—	13,701
Series C/C-1 convertible preferred stock: $0.0001 par value – 0 shares authorized, issued and outstanding at September 30, 2025, and 8,220,445 shares authorized issued and outstanding at December 31, 2024, (Liquidation preference $45,062 at December 31, 2024)	—	46,217
Total convertible preferred stock	—	65,149
Stockholders’ deficit:
Undesignated preferred stock: $0.0001 par value – 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025, and December 31, 2024	—	—
Common stock: $0.0001 par value – 600,000,000 authorized shares at September 30, 2025 and December 31, 2024, and 41,731,496 and 8,593,991 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	—

Additional paid-in-capital	118,250	5,753
Accumulated deficit	(152,214)	(124,958)
Total stockholders’ deficit	(33,960)	(119,205)
Total liabilities and stockholders’ deficit	4,250	3,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Government grant revenue	$-	$75	$-	$100
Operating expenses:
Research and development	722	411	1,549	1,349
General and administrative	20,987	767	22,587	2,169
Total operating expenses	21,709	1,178	24,136	3,518
Loss from operations	(21,709)	(1,103)	(24,136)	(3,418)
Other income (expense)
Gain (loss) on change in the fair value of related party convertible debt	258	(320)	(52)	(427)
Gain on the change in fair value of warrant liabilities	884	—	884	—
Loss on the change in fair value of digital assets	(28)	—	(28)	—
Interest expense (including related parties amounts of $97 and $575 for the three months ended September 30, 2025 and September 30, 2024, and $1,326 and $1,774 for the nine months ended September 30, 2025 and September 30, 2024, respectively)	(169)	(1,073)	(2,496)	(3,138)
Financing costs	(1,443)	—	(1,443)	—
Other income (expense)	15	(1)	15	5
Total other expense, net	(483)	(1,394)	(3,120)	(3,560)
Net loss and comprehensive loss	(22,192)	(2,497)	(27,256)	(6,978)

Net loss per share, basic and diluted	$(0.70)	$(1.29)	$(2.29)	$(3.60)
Weighted-average common shares outstanding, basic and diluted	31,731,118	1,938,392	11,905,811	1,938,392

(1)	$49 thousand and $145 thousand of interest was reclassified from interest expense into gain (loss) on change in the fair value of related party convertible debt for the three and nine months ended September 30, 2024, respectively. This reclassification has no impact on total other income (expense) or net loss and comprehensive net loss.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C/C-1 Convertible Preferred Stock		Common Stock (1)		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at January 1, 2025 (1)	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	1,938,392	—	5,753	(124,958)	(119,205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Balance at March 31, 2025	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	1,938,392	—	5,758	(127,674)	(121,916)
Stock-based compensation expense	—	—	—	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	—	—	—	(2,348)	(2,348)
Balance at June 30, 2025	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	1,938,392	—	5,840	(130,022)	(124,182)
Conversion of preferred stock into common stock	(4,350,314)	(5,231)	(5,293,175)	(13,701)	(8,220,445)	(46,217)	6,178,315	1	65,148	—	65,149
Common stock issued to employees	—	—	—	—	—	—	477,283	—	428	—	428
Stock-based compensation expense	—	—	—	—	—	—	—	—	189	—	189
Conversion of debt to common shares in connection with the merger	—	—	—	—	—	—	14,782,446	1	46,890	—	46,891
Issuance of common stock to Northview stockholders as a result of the merger	—	—	—	—	—	—	6,482,397	1	(12,347)	—	(12,346)
Issuance of inducement shares to related party in connection with the merger	—	—	—	—	—	—	2,901,833	—	7,254	—	7,255
Issuance in shares in connection with exercise of ELOC	—	—	—	—	—	—	8,070,830	1	3,536	—	3,537
Issuance of warrants in connection with exercise of ELOC Warrants	—	—	—	—	—	—	—	—	982	—	982
Issuance in shares in connection with exercise of ELOC Warrants	—	—	—	—	—	—	900,000	—	—	—	—
Issuance of warrants to financial advisor in connection with the merger	—	—	—	—	—	—	—	—	330	—	330
Net loss	—	—	—	—	—	—	—	—	—	(22,192)	(22,192)
Balance at September 30, 2025	—	—	—	—	—	—	41,731,496	4	118,250	(152,214)	(33,960)

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C/C-1 Convertible Preferred Stock		Common Stock (1)		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at January 1, 2024	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	1,938,392	—	5,732	(115,728)	(109,996)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,071)	(2,071)
Balance at March 31, 2024	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	1,938,392	—	5,737	(117,799)	(112,062)
Stock-based compensation expense	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	(2,410)	(2,410)
Balance at June 30, 2024	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	1,938,392	—	5,743	(120,209)	(114,466)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,497)	(2,497)
Balance at September 30, 2024	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	1,938,392	—	5,748	(122,706)	(116,958)

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	For the nine months ended,
	2025	2024
Cash flows from operating activities
Net loss	(27,256)	(6,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,496	3,138
Gain (loss) on change in fair value of related party convertible debt	(198)	427
Noncash issuance of inducement shares in connection with the merger	7,584	2
Noncash issuance of warrants associated with ELOC costs	982	—
Stock-based compensation expenses	704	16
Gain on change in fair value of warrant liabilities	(884)	—
Loss on change in fair value of digital assets	28
Changes in assets and liabilities:
Other receivables	—	45
Prepaid expenses and other current assets	(118)	97
Other non-current assets	1	(346)
Accounts payable	3,197	690
Accrued liabilities	2,345	1,081
Net cash used in operating activities	(11,119)	(1,828)

Cash flows from investing activities
Purchase of digital assets	(1,000)	—
Net cash used in investing activities	(1,000)	—

Cash flows from financing activities
Proceeds from issuance of notes	1,450	2,110
Proceeds from ELOC	3,537	—
Proceeds from issuance of loans payable	11,000	—
Proceeds from issuance of convertible loan		16
Net cash received from the reverse recapitalization	2	—
Repayment of convertible notes	(1,052)	(150)
Payment of deferred offering costs	—	(150)
Net cash provided by financing activities	14,937	1,826

Net increase (decrease) in cash	2,818	(2)
Cash at the beginning of the period	191	142
Cash at the end of the period	3,009	140

Supplemental disclosures of non-cash investing and financing information:
Assumption of net liabilities of Northview	12,346	—
Issuance in shares in connection with convertible note	7,254	—
Increase (decrease) in unpaid deferred offering costs	—	(32)
Issuance in shares in connection with ELOC transaction costs	3,537	—
Issuance of warrants in connection with ELOC costs	982
Issuance in shares in connection with non-recourse note to employees	428	—
Conversion of preferred stock into common stock	65,149	—
Issuance of HCW warrants in lieu of cash payment	330	—
Conversion of debt to equity	46,891	—

Supplemental disclosure of cash flow information:
Cash paid for interest	250	—
Cash paid for taxes	13	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization, Description of Business, Going Concern and Significant Risks and Uncertainties

Description of Business

Profusa, Inc. (the “Company”) was incorporated in the state of California on May 11, 2009. The Company is engaged in the development of a new generation of biointegrated sensors that potentially empowers the individual with the ability to monitor their unique body chemistry.

The Company’s technology enables the development of bioengineered sensors that are designed to become one with the body to detect and continuously transmit actionable, clinical-grade data for personal and medical use. The Company’s first offering in the European Union, the Lumee™ Oxygen Platform, is designed to report reliable tissue oxygen levels at various regions of interest, both acutely and long-term. The Lumee™ Oxygen Platform has been designed for use in applications where monitoring of compromised tissue is beneficial, such as peripheral artery disease that results in narrowing of blood vessels and reduced blood flow to the lower limbs; chronic wounds (diabetic ulcers, pressure sores) that do not heal properly; and reconstructive surgery.

The Company’s research and development efforts are primarily focused on its Lumee™ Glucose Platform which is a system designed to monitor glucose levels in interstitial fluid, continuously and long-term. A tiny, biocompatible gel injected under the skin acts as a continuous glucose monitor (“CGM”) for several months. The ability of Lumee™ Glucose to provide continuous glucose monitoring with only an initial single injection, is an attractive alternative for people with diabetes to manage their disease without the need for frequent finger sticks required by standard glucometers, or the need for weekly sensor replacement as required by current short-term needle-type CGMs.

On July 11, 2025 (the “Closing Date”), NorthView Acquisition Corporation (“Northview”), consummated its previously announced business combination (the “Business Combination”) with Profusa, Inc., a California corporation (“Legacy Profusa”), pursuant to that certain Merger Agreement and Plan of Reorganization, dated as of November 7, 2022 (as the same has been amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), between Northview, Legacy Profusa, and NV Profusa Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Northview (“Merger Sub” and, collectively, the “Parties”). The consummation of the Business Combination involved the merger (the “Merger”) of Merger Sub with and into Legacy Profusa, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the separate corporate existence of Merger Sub ceased, with Legacy Profusa as the surviving corporation becoming a wholly-owned subsidiary of Northview, pursuant to the terms of the Merger Agreement. As a result of the Business Combination, Northview owns 100% of the outstanding common stock of Legacy Profusa. In connection with the closing of the Business Combination, Northview changed its name from “NorthView Acquisition Corporation” to “Profusa, Inc.”

Going Concern

The Company has incurred significant net operating losses from operations. As of September 30, 2025, the Company has a working capital deficit of approximately $(19.3) million. For the nine months ended September 30, 2025, the Company incurred a net loss of approximately $(27.3) million and used approximately $(11.1) million of cash in operating activities. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of research and development activities. The Company has been able to finance its operations primarily with the proceeds from the issuance of equity and debt instruments and to a lesser extent, revenues from government grants. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts.

The Company’s condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, increased tariffs, cash requirements for the upcoming year, funding capacity, net working capital deficit, and future access to capital.

On February 11, 2025, NorthView executed a Securities Purchase Agreement (the “PIPE Subscription Agreement”) with Ascent Partners Fund LLC (“Ascent” or together with any party who may become party to the PIPE Subscription Agreement, the “PIPE Investors”).

On July 11, 2025, the Company consummated the Business Combination. At the Closing and pursuant to the PIPE Subscription Agreement, Profusa issued a PIPE Convertible Note in the principal amount of $10,000,000 (the “Initial Note”) for a purchase price of $9,000,000, reflecting a 10% Original Issuance Discount (“OID”). Management believes this liquidity is not sufficient to alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued.

On July 28, 2025, the Company entered into the PIPE Subscription Agreement and the Equity Line of Credit (“ELOC”) Registration Rights Agreement (the “ELOC Registration Rights Agreement”) with Ascent (the “Committed Equity Facility”). Upon the terms and subject to the satisfaction of the conditions contained in the PIPE Subscription Agreement, from and after the effective date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100,000,000 of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), subject to certain limitations set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock by the Company to Ascent under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to Ascent under the Purchase Agreement. As of September 30, 2025, approximately $3.5 million in shares of its Common Stock was sold pursuant to the Purchase Agreement. The Company has entered into this strategic Committed Equity Facility in order to continue to fund operating cash flows.

On September 30, 2025, the Company met the requirements for the second tranche of the PIPE Subscription Agreement and Ascent purchased Convertible Notes in the aggregate principal amount of $2,222,222 for a purchase price of $2,000,000 (reflecting a 10% OID) (“Second Purchase”).

In accordance with the Company’s Bitcoin treasury strategy, the Company purchased 8.53 coins as of September 30, 2025, for a value of $1.0 million. The Company has a buy-and hold investment strategy; however, this investment additionally may act as a source of liquidity for the Company’s operating cash flow requirements as needed.

The Company is currently working towards meeting regulatory requirements in Europe in order to commercialize the Lumee Oxygen reader in order to generate revenues in early 2026. In addition to management’s focus on commercialization, additional financing is available through the sale of Common Stock and executing tranches three and four of the PIPE Subscription Agreement which would provide an aggregate of up to an additional $10.0 million in cash for operating expenses to further the product research and development.

Subsequent to the Closing, there continue to be factors which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

On September 11, 2025, Profusa, Inc. (the “Company”) received a notice (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon its review of the market value of listed securities (“MVLS”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from July 29, 2025 to September 10, 2025, the Company no longer meets Nasdaq Listing Rule 5450(b)(2)(A), which requires companies listed on the Nasdaq Global Market to maintain a minimum MVLS of $50,000,000. The Company has been provided a compliance period of 180 calendar days, or until March 10, 2026, to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A). If at any time during this compliance period, the Common Stock’s MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed, provided, however that Nasdaq may, in its discretion, require the Company to maintain the minimum MVLS for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance.

In the event the Company does not regain compliance with Nasdaq Listing Rule 5450(b)(2)(A) prior to the expiration of the compliance period, the Company will receive written notification that the Company’s securities are subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel. The Company is monitoring the MVLS of its listed securities and is considering available options to regain compliance with Nasdaq’s continued listing standards. There can be no assurance that the Company will be able to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A) or maintain compliance with other applicable Nasdaq listing requirements.

On September 11, 2025, the Company received a second notice (the “Bid Price Notice”, and together with the MVLS Notice, the “Notices”) from Nasdaq notifying the Company that, based upon its review of the closing bid price of the Common Stock, from July 29, 2025 to September 10, 2025, the Company no longer meets Nasdaq Listing Rule 5450(a)(1), which requires companies listed on the Nasdaq Global Market to maintain a minimum bid price of $1.00 per share. The Company has been provided a compliance period of 180 calendar days, or until March 10, 2026, to regain compliance with Nasdaq Listing Rule 5450(a)(1). If at any time during this compliance period, the Common Stock has a closing bid price bid price of at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and this matter will be closed, provided, however that Nasdaq may, in its discretion, require the Company to maintain the minimum bid price for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance.

In the event the Company does not regain compliance with Nasdaq Listing Rule 5450(a)(1) prior to the expiration of the compliance period, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided, among other things, the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Global Market, other than the minimum bid price requirement, and notifies Nasdaq of its intent to cure the deficiency. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. The Company is monitoring the minimum bid price of its listed securities and is considering available options to regain compliance with Nasdaq’s continued listing standards. There can be no assurance that the Company will be able to regain compliance with Nasdaq Listing Rule 5450(a)(1) or maintain compliance with other applicable Nasdaq listing requirements.

Significant Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval, it could have a materially adverse impact on the Company.

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. As of September 30, 2025, the Company may be required to seek additional equity or debt financing to commercialize its products. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and results of operations.

Inflation, Monetary Response, and Economic Impacts

The world economy is experiencing stubbornly high inflation, a challenge not faced for decades. Following the global financial crisis, with inflationary pressures muted, interest rates were extremely low for years and investors became accustomed to low volatility. The resulting easing of financial conditions supported economic growth, but it also contributed to a buildup of financial vulnerabilities. With inflation at multi-decade highs, monetary authorities in advanced economies are accelerating the pace of policy normalization. Policymakers have continued to tighten policy against a backdrop of rising inflation and currency pressures, albeit with notable differences across regions. Global financial conditions have tightened notably this year, leading to capital outflows. Amid heightened economic and geopolitical uncertainties, investors have aggressively pulled back from risk-taking and adjusted their investment preferences generally. Key gauges of systemic risk, such as higher dollar funding costs and counterparty credit spreads, have risen. There is a risk of a disorderly tightening of financial conditions that may be amplified by vulnerabilities built over the years.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; inflation; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the U.S. or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries inside or outside the U.S., which could adversely affect our operations. Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our operations, users, or third-party suppliers.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Unaudited Interim Financial Information

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with the rules and regulations of the SEC. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2025, the results of its operations and changes to stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim periods, or any future year or period. All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures. Certain disclosures have been consolidated or omitted from the unaudited interim condensed consolidated financial statements.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related disclosures as of December 31, 2024 and for the year then ended as found in the Form S-4/A filed by the Company with the SEC on April 3, 2025, as further amended.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes. The Company’s management regularly assesses these estimates, including those related to accrued liabilities, valuation of the convertible debt, and senior notes, warrants, milestone based earn-outs, valuation allowance for deferred tax assets, and valuation of stock-based awards. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and other receivables. Substantially all of the Company’s cash is held by one financial institution. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its cash.

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and 2024, cash consisted of cash on deposit with a bank denominated in U.S. dollars.

Digital assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from Coinbase, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time. Changes in fair value are recognized in Gain (loss) on fair value of digital assets, in Operating income (loss) on the Statement of Operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item, Gains (loss) on fair value of digital assets.

The Company holds all digital assets with BitGo for custodial services, who were selected based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of the Company’s digital assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although the Company periodically monitors the financial health, insurance coverage, and security measures of its custodians, reliance on such third parties inherently exposes the Company to risks that it cannot fully mitigate.

Deferred Offering Costs

Specific incremental costs, consisting of legal, accounting and other fees and costs, directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all of the costs are expensed. Offering costs capitalized as of September 30, 2025 and December 31, 2024 were $0 million and $2.8 million, respectively. During the three and nine months ended September 30, 2025, the Company charged $0.3 million against proceeds of the offering in additional paid-in capital and expensed approximately $15 million to general and administrative expenses in the statement of operations, which includes $2.4 million charged against the Business Combination transaction costs. The $0.3 million of deferred offering costs was deducted from the gross proceeds of the share issuance and is presented as a separate line item in the table below, reducing additional paid-in capital in the statement of changes in stockholders’ deficit.

Deferred Offering Costs
Balance as of December 31, 2024	$2,757
Charged against additional paid-in capital	(283)
Charged against transaction costs	(2,474)
Balance as of September 30, 2025	$—

ELOC

On July 28, 2025, the Company entered into the Purchase Agreement and the ELOC Registration Rights Agreement with Ascent. Upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, from and after the Effective Date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100,000,000 of shares of its Common Stock, subject to certain limitations set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. The ELOC is accounted for in accordance with US GAAP accounting for standby equity purchase agreements (“SEPA”) which are accounted for as an asset or liability pitot to the settlement of shares in equity and is not considered indexed to the Company's stock under step 2 in ASC 815-40-15-7 and therefore liability classified.

As consideration for Ascent’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon our execution of the term sheet relating to the Purchase Agreement, the Company issued Ascent warrants (the “Commitment Warrants”) to purchase up to 900,000 shares of Company Common Stock (the “Commitment Warrant Shares”). Warrants are recorded at their fair value on grant date which was $0.9 million and were expensed to financing fees in accordance with US GAAP accounting for standby equity purchase agreements (“SEPA”).

Issuance fees such as warrant costs associated to a SEPA or ELOC are expensed upfront.. The associated equity classified warrants were not remeasured after initial issuance. In the instance of liability classified warrants, the Company revalues the warrants in subsequent periods with the change in fair value recorded in earnings.

When the Company draws on the ELOC and issues shares, it recognizes the proceeds in equity. The amount recorded is based on the fair value of the cash received. The Company records ELOC transactions based on the actual cash received for each draw, as this is clearly measurable and traceable.

Merger with Northview Acquisition Company

The Company accounted for the merger with Northview as a reverse recapitalization. A reverse recapitalization occurs when the legal acquirer (the public shell company) issues shares to the shareholders of the legal acquiree (the operating company), and the operating company’s shareholders obtain control of the combined entity. Because the public shell company does not meet the definition of a business under ASC 805, the transaction is not accounted for as a business combination. Instead, the transaction is accounted for as a capital transaction; that is, as a recapitalization of the operating company.

The historical financial statements are those of Legacy Profusa. The September 30, 2025 financial statements are those of Profusa Inc., with the assets and liabilities of Northview recognized at fair value as of the acquisition date. The equity structure, including the number and type of shares issued and outstanding reflects that of Legacy Profusa, and includes the equity instruments issued to effect the merger.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

Accrued Liabilities

The Company recognizes accrued liabilities for expenses that have been incurred but not yet paid as of the reporting date. Accruals are recorded when (i) an obligation has been incurred, (ii) the amount is reasonably estimable, and (iii) the related goods or services have been received. Accrued liabilities primarily consist of compensation-related expenses (including salaries, bonuses, payroll taxes and benefits), professional fees, interest expense, operating costs, and other incurred but unpaid obligations.

Management evaluates all known and estimated obligations at each reporting period and updates accruals based on the best available information. Accrued liabilities are classified as current when the Company expects to settle the obligation within one year. Changes in estimates are recognized in the period in which such changes become known.

Due to Related Parties

Amounts due to related parties represent liabilities arising from transactions with entities or individuals that meet the definition of a related party under ASC 850, Related Party Disclosures. Such balances generally consist of short-term, non-interest-bearing payables for advances, expense reimbursements, shared services, or other operating costs incurred on behalf of the Company. These amounts are recorded at their carrying value, which approximates fair value due to their short-term nature.

The Company recognizes related party payables when the underlying transaction has occurred, and the amount is fixed or determinable. Settlements of related party balances typically occur in cash; however, amounts may also be settled through offsets or other non-cash arrangements when appropriate.

Management evaluates related party balances each reporting period to ensure proper classification, measurement, and disclosure. Amounts expected to be repaid within one year are classified as current liabilities. All related party transactions are conducted on terms the Company believes approximate those that would be obtained in arm’s-length transactions; however, because such arrangements are with related parties, the terms may differ from those obtainable from unrelated third parties.

Fair Value of Financial Instruments

The Company’s financial instruments consist of other receivables, accounts payable, warrant liabilities, earnout, promissory notes, convertible promissory notes and senior notes. The Company states accounts payable at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. See Note 4 Fair Value Measurements for instruments valued under Level 2 or Level 3.

Earnout Arrangements

In connection with the Business Combination, the Company entered into earnout arrangements that provide for the issuance of additional shares of the Company’s common stock to certain pre-Business Combination holders upon the achievement of specified post-closing share-price or operational milestones. The earnout agreement allows for settlement in shares of the company and does not allow for settlement in cash or other assets.

The Company evaluates earnout arrangements in a de-SPAC transaction as a reverse recapitalization which is a capital transaction, under U.S. GAAP. The transaction was accounted for in line with SEC guidance (FRM Topic 12) and interpretations of ASC 805, Business Combinations, and the classification guidance under ASC 480, Distinguishing Liabilities from Equity. If the earnout arrangement does not require liability classification under ASC 480, it is then evaluated under the indexation guidance ASC 815-40-15, and the equity classification guidance ASC 815-40-25, to determine whether it should be classified as a liability or equity. All Milestones (Milestone I, II, III, and IV) do not require the liability classification under ASC 480, therefore the Company will proceed to assess under indexation guidance and equity classification guidance.

Earnout agreements have specific indexation requirements (ASC 815-40) to be considered indexed to the entity’s own stock, and meet the equity classification requirements. Earnout agreements are considered indexed to the entity’s own stock when the earnout meets both of the following: (i) The earnout is based solely on inputs that are observable market data or inputs that are not observable but are consistent with the entity’s own stock (e.g., stock price, strike price, number of shares), and (ii) The earnout does not contain provisions that could require settlement in a way that is not consistent with equity classification. These steps are satisfied for Milestones I & II, the earnout may be considered indexed to the entity’s own stock. Milestone III does not meet the indexation guidance as it is based on an event occurring to achieve $6 million in, which is not a market data or input. The Milestone IV Earnout does meet the scope exception ASC 815-10-15-59(d) from derivative accounting since payments under these milestones are based on revenue amounts. Financial instruments such as these meet the “own equity” scope exception in ASC 815-10-15-74(a), and the financial instrument would be classified as equity with no subsequent remeasurement (unless the earnout is modified). Milestone III does not meet this “own equity” scope exception and is thus liability classified, valued on the Closing Date with subsequent changes in the valuation adjusted through earnings.

The Company’s earnout Milestones I, II, and IV meet the equity classification criteria under ASC 815-40. As there is no obligation to net cash settle, there is a fixed quantity of shares, settlement is exclusively made in shares, and there are no downside protections or leverage features that protect the holder from a decline in price. As these conditions were all met, the earnout is considered both indexed to the entity’s own stock (or within the scope exception), and meet the equity classification requirements. These earnouts were fair valued on the Closing Date and will not be remeasured. Similarly, Milestone III was fair valued on the Closing Date and was determined to have a $0 value due to the current probability input of the event occurring being 0%. Additionally, this Milestone III was revalued as of September 30, 2025 and continues to have a current probability of 0% and no value was associated with the milestone. On the Closing Date, Milestones I and II had a value of $1.7 million, while Milestone IV had a value of $0 as this was also deemed improbable of occurring. Milestone III does not meet the indexed guidance as it is based on an event occurring to achieve $6 million in, which is not a market data or input. The Milestone IV Earnout does meet the scope exception ASC 815-10-15-59(d) from derivative accounting since payments under these milestones are based on revenue amounts.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification. Legal costs incurred in connection with the issuance of equity-classified warrants are capitalized as a reduction to Additional Paid-In Capital if the warrants are issued in conjunction with an equity financing or equity-linked arrangement, and expensed immediately only if the costs are not directly attributable to the issuance.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value. Legal and professional fees incurred in connection with the issuance of liability-classified warrants, including those failing equity classification under ASC 815-40 are expensed immediately to the income statement as incurred.

Income Taxes

The Company has established deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled pursuant to the provisions of ASC Topic 740, “Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has not recorded any unrecognized tax benefits as of September 30, 2025 and December 31, 2024.

The Company has no tax provision for the nine months ended September 30, 2025 and 2024, due to the net losses and full valuation allowance against net deferred tax assets. Additionally, the Company does not earn a material amount of revenue or interest as of the date of these financial statements requiring a tax provision.

Excise tax payable

The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market.

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. During the nine months ended September 30, 2025 and through the date of issuance of these condensed consolidated financial statements, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated financial statements.

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, the Company will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. The standard, which is effective for the Company’s fiscal year ended December 31, 2025 is expected to be applied prospectively and will improve disclosures to include a more granular presentation of income taxes. The Company does not expect the adoption of ASU 2023-09 to have a material effect on our consolidated financial statements taken as a whole

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, the Company does not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

Note 3 — Recapitalization

On July 11, 2025, the Company consummated the Business Combination. The consummation of the Business Combination involved the merger (the “Merger”) of Merger Sub with and into Legacy Profusa, pursuant to which, at the Closing, the separate corporate existence of Merger Sub ceased, with Legacy Profusa as the surviving corporation becoming a wholly-owned subsidiary of the Company. As a result of the Business Combination, the Company owns 100% of the outstanding common stock of Legacy Profusa. In connection with the closing of the Business Combination, the Company changed its name from “NorthView Acquisition Corporation” to “Profusa, Inc.”

More specifically, and as described in greater detail below, at the Effective Time of the Merger:

●

each share of issued and outstanding Legacy Profusa Common Stock, including shares converted from convertible debt and convertible Preferred Stock, was converted into a number of shares of Company Common Stock, based on the Exchange Ratio (as defined in the Merger Agreement) that reflects an equity valuation of Legacy Profusa of $155,000,000 (as adjusted for the Incentive Equity Value, the Private Placement Value and the Aggregate Company Incentive Amount (as such terms are defined in the Merger Agreement)), divided by an assumed value of Company Common Stock of $10.00 per share,

●	each option to purchase Legacy Profusa Common Stock was converted into an option to purchase Company Common Stock based on the Exchange Ratio, and

●	each warrant to purchase Legacy Profusa Common Stock was converted into a warrant to purchase Company Common Stock based on the Warrant Ratio (as defined in the Merger Agreement).

PIPE Transaction

On February 11, 2025, the Company executed a Securities Purchase Agreement (the “PIPE Subscription Agreement”) with Ascent Partners Fund LLC (“Ascent”, and together with any additional investors who become parties to the PIPE Subscription Agreement, the “PIPE Investors”). Pursuant to the PIPE Subscription Agreement, the PIPE Investors are expected, subject to the conditions relating to such purchase set forth in the PIPE Subscription Agreement, to purchase from NorthView senior secured convertible notes in an aggregate principal amount of up to $22,222,222 (the “PIPE Convertible Notes”) for a purchase price of up to $20,000,000, after 10% OID.

At the Closing and pursuant to the PIPE Subscription Agreement, the Company issued a PIPE Convertible Note in the principal amount of $10,000,000 (the “Initial Note”), reflecting a 10% OID. The Initial Note matures on the date that is 18-months from Closing (the “Maturity Date”) and is convertible at any time at the holder’s option at the lower of $10 or 95% of the lowest daily volume-weighted average price per share (“VWAP”) of Company Common Stock in the 10 trading days prior to the original issue date for each PIPE Convertible and shall be adjusted, without limitation, based on down-round and most-favored nation (MFN) price and terms protections (the “Conversion Price”).

The outstanding principal balance of the Profusa senior convertible promissory notes and all accrued but unpaid interest converted into Legacy Profusa Common Stock was exchanged for 4,170,932 shares of Company Common Stock, on an as converted price of $0.34 per share. The Exchange Ratio and the Company Reference Share Value (as defined in the Merger Agreement) were $0.94 and $9.40, respectively.

The outstanding principal balance of the Profusa senior secured convertible promissory notes and all accrued but unpaid interest converted into Legacy Profusa Common Stock was exchanged for 5,542,261 shares of Company Common Stock, on an as converted price of $0.50 per share.

Upon Closing, the former holders of Legacy Profusa’s common stock, senior convertible notes, junior convertible notes and vested in-the-money options (the “Participating Securityholders”) received certain rights, under which in the future the Company may issue to the Participating Securityholders an aggregate of 3,875,000 shares of Company Common Stock (the “Milestone Earnout Shares”) during the respective earnout periods in equal quarterly installments upon achievement of the following four Milestone Events:

●	Milestone I Earnout Rights: share price of Company Common Stock is equal to or greater than $12.50 for any 20 trading days during any 30 days trading period or consummation of a Subsequent Transaction (as defined in the Merger Agreement) where the stockholders of Profusa will receive a consideration of at least $12.50 for each share of Company Common Stock (“Milestone Event I”). The Milestone I period will commence on the 18-month anniversary and end on the two-year anniversary of the Closing Date (“Milestone Event I Period”);

●	Milestone II Earnout Rights: share price of Company Common Stock is equal to or greater than $14.50 for any 20 trading days during any 30 days trading period or consummation of a Subsequent Transaction where the stockholders of Profusa will receive a consideration of at least $14.50 for each share of Company Common Stock (“Milestone Event II”). The Milestone II period will commence on the 360-day anniversary and end on the two-year anniversary of the Closing Date (“Milestone Event II Period”); provided that such 30 days trading period does not overlap with the 30 days trading period used to satisfy the requirements of Milestone Event I; provided, further, that in the event that such 30 days trading period could satisfy either Milestone Event I or Milestone Event II, then Milestone Event II shall be deemed to be satisfied first;

●	Milestone III Earnout Rights: the closing of the APAC Joint Venture, as described below in this Report, and the Companies receipt of the related $6 million funding, during the fiscal year ended December 31, 2025 (“Milestone Event III”);

●	Milestone IV Earnout Rights: achievement of revenue of $11,864,000 for the fiscal year ended December 31, 2026 (“Milestone Event IV,” and, together with Milestone Event I, Milestone Event II and Milestone Event III, the “Milestone Events”). Milestone I Earnout Rights, Milestone II Earnout Rights, Milestone III Earnout Rights and Milestone IV Earnout Rights are further referred to collectively as “Milestone Earnout Rights”.

In the event that the above milestones are achieved, this will dilute the ownership interests of existing shareholders.

Reverse recapitalization

The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Accordingly, Legacy Profusa was deemed the accounting acquirer (and legal acquiree) and Northview was treated as the accounting acquiree (and legal acquirer).

Under this method of accounting, the reverse recapitalization was treated as the equivalent of Legacy Profusa issuing stock for the net assets (liabilities) of Northview, accompanied by a recapitalization. The net assets of Northview are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Profusa. All periods prior to the Business Combination have been retrospectively adjusted in accordance with the Business Combination Agreement for the equivalent number of common shares outstanding immediately after the Business Combination to effect the reverse recapitalization. The number of shares for all periods prior to the Closing Date have been retrospectively decreased using the exchange ratio that was established (the “Exchange Ratio”).

All Milestones (Milestone I, II, III, and IV pass the criteria of liability classification under ASC 480 as they are not mandatorily redeemable, it does not represent an obligation to repurchase the issuer’s equity shares, and it is not settled by issuing a variable number of its equity shares. Milestone III however, does not pass the criteria of liability classification under ASC 480 as the settlement condition is based partially on the occurrence of an event which fails the index guidance for equity classification.

All four Earnouts have only two potential settlement alternatives, i.e. either no shares are issued or 968,750 shares are issued (for each Earnout). This earnout agreement is considered indexed to the entity’s own stock, as the earnout meets both of the following: (i) The earnout is based solely on inputs that are observable market data or inputs that are not observable but are consistent with the entity’s own stock (e.g., stock price, strike price, number of shares), and (ii) The earnout does not contain provisions that could require settlement in a way that is not consistent with equity classification. These steps are satisfied for Milestones I & II, the earnout may be considered indexed to the entity’s own stock. Milestone III does not meet the indexed guidance as it is based on an event occurring to achieve $6 million in, which is not a market data or input. The Milestone IV Earnout does meet the scope exception ASC 815-10-15-59(d) from derivative accounting since payments under these milestones are based on revenue amounts. Financial instruments such as these meet the “own equity” scope exception in ASC 815-10-15-74(a), and the financial instrument would be classified as equity with no subsequent remeasurement (unless the earnout is modified). Milestone III does not meet this own equity scope exception and is thus liability classified, valued on the Closing Date with subsequent changes in the valuation adjusted through earnings.

The Company’s earnout Milestones I, II, and IV meet the equity classification criteria under ASC 815-40. As there is no obligation to net cash settle, there is a fixed quantity of shares, settlement is exclusively made in shares, and there are no downside protections or leverage features that protect the holder from a decline in price. As these conditions were all met, the earnout is considered both indexed to the entity’s own stock (or within the scope exception), and meet the equity classification requirements. These earnouts were fair valued on the Closing Date and will not be remeasured. Similarly, Milestone III was fair valued on the Closing Date and was determined to have a $0 value due to the current probability input of the event occurring being 0%. Additionally, this Milestone III was revalued as of September 30, 2025 and continues to have a current probability of 0% and no value was associated with the milestone. On the Closing Date, Milestones I and II had a value of $1.7 million, while Milestone IV had a value of $0 as this was also deemed improbable of occurring. Milestone III does not meet the indexed guidance as it is based on an event occurring to achieve $6 million in, which is not a market data or input. The Milestone IV Earnout does meet the scope exception ASC 815-10-15-59(d) from derivative accounting since payments under these milestones are based on revenue amounts..

The earn-outs are considered to be part of the overall reverse recapitalization as it was negotiated between NorthView Sponsor I, LLC, the sponsor of NorthView (the “Sponsor”), and the selling shareholders. As such, it is represented as an equity restructuring that is accounted for as a reduction in additional paid-in capital. As this is an equity classified transaction the contingent consideration creates a reduction to the additional paid in capital account of $1.7 million, with an offset to additional paid in capital -Earn-out equity instrument. This accounting results in no impact on the face of the Statement of Stockholders’ Deficit until all necessary conditions to issue such shares have been satisfied by the end of the period. Once these contingently issuable shares are deemed issuable, they will also be included in earnings per share.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity:

Cash-Trust Account, net of redemptions	$1,276
Less: transaction costs and professional fees, paid directly from Trust Account	1,274
Net proceeds received from Trust	2
Less: private and representative warrant liabilities	(1,193)
Less: related party notes	(41)
Less: related party notes - working capital loan	(2,162)
Less: related party notes - PIPE Subscription Agreement	(3,898)
Less: excise tax payable	(1,953)
Less: accounts payable and accrued expenses	(3,102)
Reverse recapitalization, net	$(12,346)

The number of shares of Common Stock to be issued following the consummation of the Business Combination were:

Class A Common Stock
NVAC Public Shares, outstanding prior to the Business Combination	101,777
Less: Redemption of NVAC Class A common stock	(400)
Public shares of NVAC	101,377
NVAC Founder Shares, outstanding prior the Business Combination	4,033,520
NVAC Representative Shares converted to Class A Common shares	450,000
NVAC Shares from Rights converted to Class A common shares	1,897,500
Business Combination shares
Profusa Shares	8,593,991
Issuance of shares in connection with PIPE	2,901,833
Conversion of notes into shares	14,782,446
Common Stock immediately after the Business Combination	32,760,667

The number of Profusa Shares was determined as follows:

	Legacy Profusa Shares	Profusa Shares after conversion ratio
Preferred Stock	17,863,934	6,178,315
Class A Common Stock	5,604,651	2,415,676
Total	23,468,585	8,593,991

Transaction costs

During the three and nine months ended September 30, 2025, based on the proceeds received, the Company expensed $15.1 million for transaction costs incurred in connection with the Business Combination. The transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination.

Public and private placement warrants

The 9,487,500 warrants (the “Public Warrants”) issued in Northview’s initial public offering (the “IPO”), 7,347,500 warrants issued in connection with private placement at the time of the IPO (the “Private Placement Warrants”) and 569,250 warrants issued to the representative of the underwriters in the IPO (the “Representative’s Warrants”) remained outstanding and became warrants for the Company. The Public Warrants qualify for equity classification upon Closing, and were fair value adjusted with no future gains or losses on fair value adjustment being recorded in future periods. The Private Placement Warrants and Representative’s Warrants contain provisions that preclude these warrants from being indexed to the Company’s stock., the settlement amount depending on who holds the instrument, and the holder is not an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, this provision would cause the warrants to fail Step 2 of the indexation guidance. The Private Placement and Representative’s Warrants remained liability classified with fair value adjustments being recorded through earnings each period.

Note 4 — Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 — Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of September 30, 2025 and December 31, 2024, the Company’s financial assets and liabilities measured at fair value on a recurring basis, were as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets (Bitcoin)	$972	$—	$—	$972
Liabilities:
Related Party Convertible Notes at fair value	$—	$—	$4,127	$4,127
Loans payable - related party	—	—	14,359	14,359
Warrant liabilities - Private Placement Warrants	—	—	287	287
Warrant liabilities - Representative’s Warrants	—	—	23	23
Total liabilities measured at fair value	$—	$—	$18,797	$18,797

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Related Party Convertible Notes at fair value	$—	$—	$2,234	$2,234
Total liabilities measured at fair value	$—	$—	$2,234	$2,234

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities were as follows at September 30, 2025 and July 11, 2025 (the “Closing Date”):

	September 30, 2025	July 11, 2025
Input
Risk-free interest rate	3.73%	3.99%
Expected term (years)	4.8	5.00
Expected volatility	91.80%	42.00%
Exercise price	$11.50	$11.50
Fair value of Common stock	$0.30	$2.50

Warrant Liabilities

The following table provides a summary of the changes in the fair value of the Company’s Level 3 warrant liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 (in thousands):

	Private Placement Warrants	Representative’s Warrants	Total Level 3 Warrant liabilities
Fair value at Beginning of period	$-	$-	$-
Assumption of warrant liabilities	1,107	87	1,194
Change in fair value of warrant liabilities	(820)	(64)	(884)
Fair value at September 30, 2025	$287	$23	$311

Convertible notes payable, related party

The Tasly Convertible note and the Convertible Promissory Note – Related Party (collectively “Related Party Convertible Debt Payable”) were valued using a Probability Weighted Expected Return Model to fair value the convertible note. The intrinsic conversion value as of September 30, 2025 is zero and the note has matured and is payable at the principal amounts plus accrued interest.  Therefore, the fair value of the note is the face amount of the debt.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 Related Party Convertible Debt Payable for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Related Party Convertible Debt Payable, at Fair Value
Fair value as of January 1, 2025	$2,234
Loss on change in the fair value of related party convertible debt	156
Fair value as of March 31, 2025	2,390
Loss on change in the fair value of related party convertible debt	153
Fair value as of June 30, 2025	2,543
Assumption of related party convertible note upon closing of the Business Combination	2,162
Gain on change in the fair value of related party convertible debt	(578)
Fair value as of September 30, 2025	$4,127

Related Party Convertible Debt Payable, at Fair Value
Fair value as of January 1, 2024	$1,714
Issuance of Tasly Convertible Notes	16
Loss on change in the fair value of related party convertible debt	44
Fair value as of March 31, 2024	1,774
Loss on change in the fair value of related party convertible debt	64
Fair value as of June 30, 2024	1,838
Loss on change in the fair value of related party convertible debt	320
Fair value as of September 30, 2024	$2,158

The Company has included a reclassification of $49 thousand and $145 thousand of interest was reclassified from interest expense into gain (loss) on change in the fair value of related party convertible debt for the three and nine months ended September 30, 2024, respectively. This reclassification has no impact on total other income (expense) or net loss and comprehensive net loss.

Loan Payable - Related Party

The Company uses a Monte Carlo simulation model to value the Loan Payable - Related Party. The Loan Payable - Related Party were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the loans payable. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the loans. The expected life of the loans are assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model for the Loan Payable - Related Party were as follows at September 30, 2025 and July 11, 2025:

	September 30, 2025	July 11, 2025
Input
Risk-free interest rate	3.66%	4.00%
Expected term (years)	1.28	1.50
Expected volatility	72.6%	82.70%
Fair value of Common stock	$0.30	$2.50

The following table provides a summary of the changes in the fair value of the Company’s Level 3 related party loan payable for the three and nine months ended September 30, 2025 (in thousands):

Loans payable - related party
Fair value as of January 1, 2025	$—
Assumption of convertible note upon closing of the Business Combination	3,898
Proceeds Received	11,000
Repayments of debt	(610)
Loss on change in the fair value of related party convertible debt	71
Fair value as of September 30, 2025	$14,359

Note 5 — Balance Sheet Components

Prepaid expenses and other current assets (in thousands)

	As of September 30, 2025	As of December 31, 2024
Prepaid legal	$-	$25
Prepaid insurance	141	37
Prepaid other	73	7
	$214	$69

Accrued Liabilities (in thousands)

	As of September 30, 2025	As of December 31, 2024
Accrued compensation	$(4,291)	$(3,472)
Accrued other liabilities	(3,557)	(496)
	$(7,848)	$(3,968)

Note 6 — Debt

The following table sets forth a summary of the debt instruments and their changes during the nine months ended September 30, 2025 and 2024 (in thousands):

	Convertible Notes	Loan Payable - Related Party	Tasly Convertible Debt - Related Party	Convertible promissory note - related party	Senior Notes	Promissory Notes	PPP Loan

Balance at January 1, 2025	$18,419	$—	$2,234	—	$25,268	910	$1,376
Issuance of debt	—	11,000	—	—	1,350	100	—
Debt repayments	—	(610)	—	—	(443)	—	—
Change in fair value	—	71	(27)	(242)	—	—	—
Conversion of debt to equity	(19,612)	—	—	—	(27,279)	—
Debt assumed in connection with reverse recapitalization	—	3,898	—	2,162	—	—	—
Stated interest	1,193	—	—	—	1,258	35	10
Balance at September 30, 2025	(0)	14,359	2,207	1,920	154	1,045	1,386

Less: Current portion	—	—	2,207	1,920	154	1,045	1,386
Long term debt	$(0)	$14,359	$—	$—	$—	—	—
Accounting basis	Effective interest method	Fair value option	Fair value option	Fair value option	Effective interest method	Simple interest method	Compounding Interest
Interest rate	12	10	24	—	0-12	0-12	1
Conversion price(s) per share 1	$7.00	various	$0.50	—	$0.50, 2.22, and 4.0	—	—
Maturity	7/11/2025	1/11/2027	7/11/2025	1/11/2026	7/11/2025	7/11/2025	5/25/2026

	Convertible Notes	Tasly Convertible Debt - Related Party at fair value	Senior Convertible Notes	Promissory Notes	PPP Loan

Balance at January 1, 2024	$16,316	$1,714	$20,155	$849	$1,362
Issuance of debt	—	16	2,110	—	—
Debt repayments	—	—	(150)	—	—
Change in fair value	—	427	—	—	—
Stated interest	993	—	1,521	46	10
Amortization of debt discount and issuance costs	2	—	—	—	—
Balance at September 30, 2024	17,311	2,157	23,636	895	1,372

Less: Current portion	17,311	2,157	23,636	895	1,372
Long term debt	$—	$—	$—	$—	$—

Convertible Debt

Convertible Notes

The annual effective interest rate of Convertible Notes was estimated from 12.54% to 53.28% per year for the nine months ended September 30, 2025 and from 12.66% to 53.28% per year for the nine months ended September 30, 2024. The interest expense for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.5 million, respectively. The interest expense for the nine months ended September 30, 2025 and 2024 was $1.2 million and $1.6 million, respectively.

Upon Closing, the following convertible notes were converted into Company Common Stock based on the principal and accrued interest as of July 11, 2025 (the Closing Date). Convertible Notes with an outstanding balance of $19.6 million in principal and accrued interest converted into 2,801,697 shares of Company Common Stock at $7.00/share.

Tasly Convertible Debt - Related Party at fair value

In June 2023, the Company entered into a short-term loan agreement with a related party under which it may borrow up to $1.6 million, of which $1.0 million was borrowed on June 26, 2023, $0.3 million was borrowed on July 20, 2023, $0.3 million was borrowed on August 15, 2023 and the final $0.02 million was borrowed in February 2024 (the “Convertible debt”).

The loans bear interest at a rate of 12% per annum, 24% per annum default interest rate, and originally matured on December 31, 2023. The original maturity date was extended to March 31, 2024, subject to the parties’ decision to extend thereafter. Upon occurrence of certain events of default by the Company, including failure to repay in full the amounts owed at maturity, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the Convertible debt into senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes. In the event the Company fails to complete the formation of the APAC Joint Venture or fail to repay the amounts under the Tasly Convertible Debt when they become due, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the Convertible debt into either (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of September 30, 2025, $0.50 per share, or (ii) the Company’s Common Stock at a conversion price of $1.92 per share.

The Company elected to apply the fair value option to account for the Tasly Convertible debt. Accordingly, no features of the Convertible debt are bifurcated and separately accounted for. As of September 30, 2025 and 2024, the fair value of the Convertible debt was $2.1 million and $1.7 million, respectively. On September 30, 2025, the remaining time event was 0 months as the APAC JV can effectively close now that the Closing has occurred. The intrinsic conversion value as of the Valuation Date, September 30, 2025, is zero and the note is in default as the maturity date has passed.  The fair value of the note is the face amount of the debt plus accrued interest which is recorded as a liability above the face amount of the debt and is recorded as a current liability on the Condensed Consolidated Balance Sheet.

Senior Convertible Notes

January-March 2024 Senior Notes — During the months January through March 2024, the Company issued additional Senior Notes to investors with the principal amount of $0.7 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022).

April - June 2024 Senior Notes — During the months April through June 2024, the Company issued additional Senior Notes to investors with the principal amount of $0.4 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). Additionally, the Company repaid $0.1 million of principal on Senior Notes with investors during the respective period.

July - September 2024 Senior Notes — During the months July through September 2024, the Company issued additional Senior Notes to investors with the principal amount of $0.7 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). Additionally, during the months of July through September 2024, the Company issued a Senior Convertible Note with the principal amount of $0.25 million. This note was issued at the same 12% interest terms as all of their other Senior Notes and converted into shares of Company Common Stock upon the Closing.

January-March 2025 Senior Notes — During the months January through March 2025, the Company issued additional Senior Secured Convertible Notes to investors with the principal amount of $0.8 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). These notes were issued at the same 12% interest terms as all of their other Senior Secured Convertible Notes, and will convert into shares of Company Common Stock at $0.50 per share.

April - June 2025 Senior Notes — During the months April through June 2025, the Company issued additional Senior Secured Convertible Notes to investors with the principal amount of $0.4 million issued on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). These notes were issued at the same 12% interest terms as all of their other Senior Secured Convertible Notes, and will convert into shares of Company Common Stock at $0.50 per share.

The annual effective interest rate of Senior Notes was estimated from 0% to 12.15% and 0% to 12.55% per year for the nine months ended September 30, 2025 and 2024, respectively. The interest expense for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.5 million, respectively. The interest expense for the nine months ended September 30, 2025 and 2024 was $1.3 million and $1.5 million, respectively.

Upon Closing, the following convertible notes were converted into Company Common Stock based on the principal and accrued interest as of July 11, 2025. Senior Convertible Notes with an outstanding balance of $20.6 million in principal and accrued interest converted into 5,143,898 shares of Company Common Stock at $4.00/share, Senior Convertible Bridge Notes of $3.1 million in principal and accrued interest were repaid in cash in the amount of $0.2 million with the remaining $2.9 million converted into 1,294,590 shares of Company Common Stock at $2.22/share, Senior Secured Convertible Notes of $2.8 million in principal and accrued interest converted into 5,542,261 shares of Company Common Stock at $0.50/share. Of the 5,542,261 shares of Company Common Stock issued to Senior Secured Note holders, 710,220 shares were contributed by the Sponsor. As such, most of these notes were converted into Company Common Stock upon the Closing.  As of September 30, 2025, $0.3 million remained outstanding.

Of the $0.3 million of Senior Notes remaining, $0 is outstanding with related parties and $0.3 million is outstanding with unrelated parties. Additionally, of the $25.3 million of Senior Notes outstanding on December 31, 2024, $9.5 million was outstanding with related parties and $15.8 million was outstanding with unrelated parties.

Loans Payable - Related Party at fair value

On February 11, 2025, NorthView executed a Securities Purchase Agreement (the “PIPE Subscription Agreement”) with Ascent Partners Fund LLC (“Ascent”, and together with any additional investors who become parties to the PIPE Subscription Agreement, the “PIPE Investors”). Pursuant to the PIPE Subscription Agreement, the PIPE Investors are expected, subject to the conditions relating to such purchase set forth in the PIPE Subscription Agreement, to purchase from NorthView senior secured convertible notes in an aggregate principal amount of up to $22,222,222 (the “PIPE Convertible Notes”) for an aggregate purchase price of up to $20,000,000, reflecting a 10% original issue discount to the face amount (“OID”).

As of the Closing on July 11, 2025 Northview was presenting the PIPE Subscription Agreement at fair value on its balance sheet in the amount of $3.9 million which was brought over to the Company’s combined balance sheet and further adjusted to fair value on September 30, 2025.

At the Closing and pursuant to the PIPE Subscription Agreement, the Company issued the Initial Note in the principal amount of $10,000,000 for a purchase price of $9,000,000, reflecting a 10% OID. The Initial Note matures on January 11, 2027, which is 18-months from Closing on July 11, 2025 (the “Maturity Date”) and is convertible at any time at the PIPE Investor’s option at a conversion price equal to the lower of $10 or 95% of the lowest daily VWAP of our Common Stock in the 10 trading days prior to the original issue date of the Initial Note and shall be adjusted, without limitation, based on down-round and most-favored nation (MFN) price and terms protections (the “Conversion Price”).

The Initial Note includes a “Minimum Interest Amount” equal to 10% of the principal amount, which represents a full year of interest payments under the Initial Note; provided, that such Minimum Interest Amount shall be reduced by the amount of interest accrued on the principal amount of the Initial Note. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Initial Note at a rate of 10% per annum, provided that the Minimum Interest Amount shall be fully earned and accrued on the original issue date of the Initial Note. Upon an event of default, the interest rate shall be adjusted and increase to 24% per annum. Payments made in cash under the Initial Note shall be subject to a 5% fee, which shall be in addition to any amounts owed thereunder. The Initial Note provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company and our subsidiaries. The Initial Note also provides for a 10% late fee in case of late payments and mandatory prepayments upon Subsequent Offerings (as defined in the Initial Note) and, in the absence of an event of default, may be prepaid upon 10 business days prior notice, subject to certain conversion rights of the PIPE Investors.

The Initial Note may not be converted by the PIPE Investors into shares of our Common Stock if such conversion would result in the investors or their affiliates owning in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the Initial Note (the “Beneficial Ownership Limitation”); provided, that the PIPE Investors may increase or decrease the Beneficial Ownership Limitation upon at least 61 days’ prior notice to us so long as such increase does not exceed 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the Initial Note. On August 1, 2025, pursuant to a Notice and Waiver, the Beneficial Ownership Limitation was increased from 4.99% to 9.99% and the Company waived the requirement for the 60 days’ advance notice for such increase.

On August 25, 2025, the Company entered into Amendment No. 1 (the “SPA Amendment”) to the PIPE Subscription Agreement. Pursuant to the SPA Amendment, Section 2.1 of the PIPE Subscription Agreement was amended and restated to provide for four tranches of Notes: (i) an initial closing for Notes in an aggregate principal amount of $10,000,000 (the “First Tranche”), which already occurred on July 11, 2025; (ii) a second closing for Notes in an aggregate principal amount of $2,222,222 (the “Second Tranche”) for a purchase price of $2,000,000, subject to the satisfaction of certain conditions including the filing of a registration statement on Form S-1 covering all conversion shares and no Nasdaq listing deficiency; (iii) a third closing for Notes in an aggregate principal amount of $5,555,556 (the “Third Tranche”) for a purchase price of $5,000,000, subject to the satisfaction of certain conditions including the full conversion or repayment of the First Tranche, effectiveness of a registration statement, no Nasdaq listing deficiency, and receipt of stockholder approval; and (iv) a fourth closing for Notes in an aggregate principal amount of $4,444,444 (the “Fourth Tranche”) for a purchase price of $4,000,000, subject to the satisfaction of certain conditions including the full repayment of the First and Second Tranches, at least fifty percent (50%) repayment or conversion of the Third Tranche, effectiveness of a registration statement, and no Nasdaq listing deficiency. The SPA Amendment supersedes and replaces all prior provisions relating to “Additional Closings” and “Additional Notes,” and all references to such terms in the PIPE Subscription Agreement and related documents are to be construed in accordance with the new tranche structure.

Concurrently, on August 25, 2025, the Company entered into Amendment No. 1 (the “Note Amendment”) to the Initial Note. The Note Amendment modifies the terms of the Initial Note, specifically amending Section 4(b) to revise the conversion price provisions on any conversion date to be the lower of (i) the Conversion Price on such date and (ii) ninety-five percent (95%) of the lowest daily VWAP for the Company’s Common Stock during the ten consecutive trading days immediately preceding the applicable conversion date (the “Alternate Conversion Price”), provided that in no event shall the conversion price be less than the floor price of $0.10 which was calculated based on twenty percent (20%) of the closing sale price of the common stock on the principal trading market on the trading day immediately preceding the Note Amendment’s effective date, which was August 22, 2025.

The Company has elected the fair value option under ASC 825-10, Financial Instruments - Fair Value Option, for its loans payable - related party under ASC 825, Financial Instruments. The election simplifies accounting by measuring the entire instrument at fair value, with changes in fair value recognized in earnings. As such, the Company does not separately recognize any interest, unamortized discount, premium, issuance costs, or other basis adjustments; these amounts are included in the carrying amount of the liability that is adjusted to fair value each period. Fair value is determined using observable market data when available and valuation models when observable inputs are not readily available. Changes in fair value attributable to both credit risk and market risk are recorded in Loss on change in fair value of related party convertible debt in the Condensed Consolidated Statement of Operations. See Note 4, Fair Value Measurement for further information.

As of September 30, 2025, there was $14.4 million loans payable outstanding which has been classified as long-term in the condensed consolidated balance sheet.

Promissory Notes

In a series of transactions during 2010 and 2011, two of the Company’s founders provided $0.2 million to the Company to fund general corporate purposes in exchange for promissory notes. Our outstanding promissory notes accrue interest at 5% and 12% per annum, most of which do not have a set maturity date. Any promissory notes that did have an initial maturity date, which has passed, the Company has verbally agreed to pay off these loans subsequent to the consummation of the Business Combination. The Company is currently in default; accordingly, the Company classified the entire outstanding amount as a current liability on the condensed consolidated balance sheet.

During the year ended December 31, 2022, the Company borrowed $0.3 million from two of its founders at zero interest rate to finance its short-term operations, from which $0.2 million was repaid in the same period.

During the year ended December 31, 2023, the Company borrowed short-term promissory notes of $0.3 million from an existing investor and additional $0.1 million from an unrelated party repayable on demand at any time after December 31, 2023, with annual interest rate of 12%.

During the three and nine months ended September 30, 2025 and 2024, one note of $0.1 million was issued and the Company did not make any repayments from the outstanding balance of the promissory notes.

As of September 30, 2025 and December 31, 2024, accrued and unpaid interest on the promissory notes was $0.3 million and $0.3 million, respectively. Interest expense on the promissory notes was less than $0.1 million for each of the three and nine months ended September 30, 2025 and 2024. The carrying value of the promissory notes as of September 30, 2025 and December 31, 2024 was $0.9 million and $0.9 million, respectively.

Paycheck Protection Program

On May 25, 2021, the Company borrowed $1.3 million (the “PPP Loan 2”) as a Paycheck Protection Program loan. The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The annual interest rate of the PPP Loan 2 is 1%.

Under the terms of PPP Loan 2, if the Company does not submit a forgiveness application within 24 weeks of the initial disbursement of the loan (the “Covered Period”), the Company must begin to make equal monthly payments of principal and interest starting 10 months from the end of the Covered Period until May 25, 2026. Interest on the loan continues to accumulate during any deferment period. As of September 30, 2025, the Company has not applied for forgiveness under PPP Loan 2, but does intend to apply for loan forgiveness prior to December 31, 2025. This forgiveness is not guaranteed, based on the delayed timeline, but the Company has begun to make contact with the loan administrators.

As of December 31, 2024 and September 30, 2025, the Company was in default on PPP Loan 2 due to non-payment of minimal repayment amounts required by the terms of PPP Loan 2. Accordingly, the Company classified the entire amount outstanding under PPP Loan 2 as current and accrued respective late penalties for the total amount of less than $0.1 million as of September 30, 2025 and December 31, 2024, respectively. The total past due amount of PPP Loan 2 repayments as of September 30, 2025 and December 31, 2024 was $1.0 million and $0.8 million, respectively.

As of September 30, 2025, the contractual future minimum payments for the PPP Loan 2 were as follows (in thousands):

Year Ending December 31,	Amount

2025	$1,241
2026	145
Total	$1,386

Convertible Promissory Note – Related Party at Fair value

The Company now holds the convertible working capital promissory note which was previously held by Northview Acquisition Corporation with the Sponsor for up to $2.5 million. The Note is non-interest bearing and became convertible on the Closing Date, July 11, 2025. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. The note also allows for the conversion of the outstanding principal balance to be repaid in shares of Company Common Stock at a price of $2.22 per share at the election of the sponsor. As of September 30, 2025 and December 31, 2024, the Company had principal outstanding of $1,919,796 and is presenting the Note at fair value on its balance sheet at September 30, 2025 in the amount of $1,919,796. The Company has deferred the repayment of the note to six months after the Closing and has classified this as a current asset due to the repayment being in default.

Note 7 — Commitments and Contingencies

Operating Lease Obligations

Beginning in October 2024, the Company entered into a lease agreement whereby the Company agreed to rent its office and lab facilities under month-to-month tenancy. The monthly rent payable under the lease is $25 thousand. This month-to-month lease automatically renews every four months, unless written termination is provided.

Operating costs for short-term leases include variable lease costs of $0.1 million and less than $0.1 million during the three months ended September 30, 2025 and 2024, compared to $0.2 million and $0.1 million during the nine months ended September 30, 2025 and 2024. Starting from August 2022, the Company recognized lease expense in the amount of monthly rent as incurred. The Company recognized operating lease costs for monthly rent of $75 thousand and $150 thousand for each of the three and nine month periods ending September 30, 2025 and 2024. Total operating lease costs with common area maintenance variable costs were $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024.

Contingencies and Indemnifications

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Note 8 — Warrants

The Company has four groups of warrants that total 17,536,750 which is made up of: 9,487,500 Public Warrants, 7,347,500 Private Placement Warrants, 569,250 Representative’s Warrants, and 132,500 HCW Warrants.

Northview Warrants

As part of the IPO, Northview issued the Public Warrants to third-party investors, where each whole warrant entitled the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, Northview completed the private sale of 7,347,500 Private Placement warrants where each warrant allows the holder to purchase one share of the Company’s Common Stock at $11.50 per share.  Additionally, Northview granted underwriters 569,250 warrants exercisable at $11.50 per share (or an aggregate exercise price of $6,546,375) at the closing of the IPO.

The Public Warrants became exercisable 30 days after the consummation of the Business Combination

The Private Placement Warrants and Representative’s Warrants are non-redeemable in certain circumstances so long as they are held by the initial purchasers or their permitted transferees. The Private Placement and Representative’s Warrants may also be exercised by the initial purchasers or their permitted transferees for cash or on a cashless basis, but are otherwise similar to the Public Warrants underlying the Units sold in the IPO, as the Private Placement Warrants and Representative Share Warrants, along with the common stock issuable upon the exercise of the Private Placement Warrants and Representative Share Warrants also became transferable, assignable, or saleable 30 days after the completion of the Business Combination, which was during this period ended September 30, 2025.

The Public Warrants were initially classified as a derivative liability instrument. Upon the closing of the Business Combination, the Public Warrants in accordance with the guidance contained in ASC 815 are no longer precluded from equity classification as they meet the “own equity” scope exception in ASC 815-10-15-74(a), allowing these financial instruments to be classified as equity with no subsequent remeasurement. The Public Warrants are indexed to the Company’s Common Stock as they meet both steps in the criteria under ASC 815-40-15-7, as they are not contingently exercisable and they are now considered indexed to equity, as the contingent settlement provisions are no longer applicable subsequent to the Close. The Public Warrants strike price and the number of shares used to calculate the settlement amount are fixed, so the instrument can be considered indexed to an entity’s own stock (as the only variables that could affect the settlement amount would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares).

The Private Warrants and Representative Warrants are not considered indexed to an entity’s own stock, and fails Step 2 of ASC 815-40-15-7. As such, the Company continues to recognize the Private Placement Warrants and Representative Share Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations at each reporting period until they are exercised. (See Note 4).

HCW Warrants

HCW acted as Profusa’s financial advisor in connection with the Business Combination and received a transaction fee in connection therewith of $1,000,000, payable in cash and 132,500 warrants to acquire an aggregate of 132,500 shares of New Profusa Common Stock at an exercise price of $0.01 per share. The Company accounts for the HCW warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the HCW warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. The Company determined the initial fair value using a Black Scholes pricing model. The initial fair value was $0.3 million.

ELOC

On July 28, 2025, the Company entered into the Purchase Agreement and the ELOC Registration Rights Agreement with Ascent. Upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, from and after the Effective Date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100,000,000 of shares of its Common Stock, subject to certain limitations set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock by the Company to Ascent under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to Ascent under the Purchase Agreement. As of September 30, 2025, approximately $3.5 million in shares of its Common Stock was sold pursuant to the Purchase Agreement.

Under the Purchase Agreement, the Company has the right, but not the obligation, from time to time at its sole discretion for a period of up to 36 months, unless the Purchase Agreement is earlier terminated, to direct Ascent to purchase up to a specified maximum amount of shares of Common Stock in one or more purchases as set forth in the Purchase Agreement, by delivering a written notice, if any, to Ascent in accordance with the Purchase Agreement on any trading day we select.

As consideration for Ascent’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon our execution of the term sheet relating to the Purchase Agreement, the Company issued Ascent warrants (the “Commitment Warrants”) to purchase up to 900,000 shares of Company Common Stock (the “Commitment Warrant Shares”). The Commitment Warrants have an exercise price of $0.01 per shares and can be cashless exercised. The warrants were equity classified prior to their exercise due to the terms of the warrant which was indexed to the Company’s own stock, settlement was in shares only, and the terms met the fixed-for-fixed condition (fixed number of shares for fixed price). These warrants were recorded at their fair value on grant date which was $0.9 million and were expensed to financing fees in accordance with US GAAP accounting for standby equity purchase agreements (“SEPA”).

Issuance fees such as warrant costs associated to a SEPA or ELOC are expensed upfront, as this arrangement is not considered indexed to the Company's stock under step 2 in ASC 815-40-15-7 and therefore is liability classified. The associated equity classified warrants were not remeasured after initial issuance, and as of September 30, 2025, these warrants were exercised and all 900,000 shares of Common Stock were issued.

When the Company draws on the ELOC and issues shares, it recognizes the proceeds in equity. The amount recorded is based on the fair value of the shares issued or the cash received, whichever is more reliably measurable.  The Company records the actual cash received for each draw, as this is clearly measurable and traceable.

Note 9 — Stock Option Plan

In 2010, Legacy Profusa adopted the 2010 Equity Incentive Plan (the “Plan”) under which 2,000,000 shares of the Company’s Common Stock have been initially reserved for issuance to employees, directors and consultants. The number of reserved shares that had been increased over the years equaled 4,636,454 shares at the time of the Business Combination. The Company is currently drafting a new 2025 Equity Incentive Plan that will replace the 2010 Equity Incentive Plan. All previously issued options under the 2010 Equity Incentive plan will be held under the new plan, with no additional impact to the option holders. Options granted under the Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to Company employees, including officers and directors who are also employees. NSOs may be granted to Company employees, consultants and advisors.

Upon the Closing, all outstanding Legacy Profusa options converted into options exercisable for shares of Company Common Stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio of approximately $0.346. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion.

A person who owns (or is deemed to own) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company will not be granted an ISO unless the exercise price of such option is at least one hundred ten percent (110%) of the Fair Market Value on the date of grant and the option is not exercisable after the expiration of five years from the date of grant. Options granted generally vest over four years.

Activity under the Plan is set forth below:

Stock Option Activity

	Options Outstanding
Stock Option Activity	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balances at January 1, 2025	539,564	1,027,897	$1.16	3.00
Options granted	(539,564)	539,564	3.64
Options exercised	—	—	-
Options expired	—	—	-
Options cancelled/forfeited	4,114	(4,114)	1.83
Balances at September 30, 2025	4,114	1,563,347	$2.02	6.24
Exercisable at September 30, 2025		818,637	$3.02	5.33

	Options Outstanding
Stock Option Activity	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balances at December 31, 2023	536,105	1,031,356	$1.16	3.70
Options granted	—	—	-
Options exercised	—	—	-
Options expired	3,459	(3,459)	-
Options cancelled/forfeited	—	—	-
Balances at September 30, 2024	539,564	1,027,897	$1.16	3.18
Exercisable at September 30, 2024		525,969	$1.41	4.51

During the three months ended September 30, 2025 and 2024, there was no stock option activity. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The total fair value of options vested for the three and nine months ended September 30, 2025 and 2024 was less than $0.1 million.

As of September 30, 2025, the total unrecognized stock-based compensation expense for stock options was $3.0 million, which is expected to be recognized over a weighted-average period of 1.3 years. The Company estimates the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options is being recognized on a straight-line basis over the requisite service period of the awards.

As of September 30, 2024, the total unrecognized stock-based compensation expense for stock options was less than $0.1 million, which is expected to be recognized over a weighted-average period of 1.1 years. The Company estimates the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options is being recognized on a straight-line basis over the requisite service period of the awards.

Nonrecourse Promissory Notes to Early Exercise Stock Options

In 2018, one of the Company’s executives early exercised 1,380,015 of his stock options by issuing a promissory note to the Company. As the promissory note is nonrecourse, this exercise of stock options with a promissory note is not considered a substantive exercise for accounting purposes. Therefore, no receivable for the promissory note was recorded on the Company’s balance sheet. This arrangement was accounted for as modifications to the original stock options which were exercised by issuing a promissory note. Such modification did not result in additional stock-based compensation expense. The full note amount of $428 thousand was considered settled and paid in full upon the Closing as this balance was netted within the total consideration due to the Company’s CEO as payment for the successful Closing, and as such, the transaction was recorded in stock-based compensation. The early exercised options were fully vested, with no remaining responsibility on a note as of July 11, 2025, at which time they converted into Company Common Stock. On both July 11, 2025 and September 30, 2025 these exercised options are included in the Company’s Common Stock outstanding.

Stock-Based Compensation Expense by Function

The following table is a summary of stock compensation expense by function recognized for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
General Administrative	$612	$5
Research and development	92	11
	$704	$16

	Three months ended September 30,
	2025	2024
General Administrative	$579	$3
Research and development	38	9
	$617	$12

Note 10 — Related Party Transactions

The Company has funded its operations to date primarily through private sales of convertible preferred stock, convertible debt, loans payable and promissory notes. These investments have included various related parties issued at arms-length.

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Nature of relationship	Description of investment or transaction	September 30, 2025	December 31, 2024
Tasly	Shareholder	Convertible debt payable at fair value	$2,207	$2,234
Ascent PIPE convertible note	Shareholder	Loan payable related party at fair value	14,359	-
Northview Acquisition Corp Sponsor	Shareholder	Convertible debt payable at fair value	1,920	-
The founders	Shareholder	Promissory notes	878	850
Various Individuals	Shareholder	Convertible debt payable	$-	$22,822
Northview Acquisition Corp Sponsor	Shareholder	Due to from Related Party	41	-

See Note 6 for full disclosures on debt, including the convertible debt payable, loans payable and promissory notes.

Note 11 — Net Loss per Share Attributable to Common Stockholders

Net loss per share of Company Common Stock is calculated in accordance with ASC Topic 260, Earnings Per Share using the two-class method. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. In periods of net loss, the two-class method requires that losses be allocated only to common shareholders. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted-average shares outstanding, as the inclusion of common stock equivalents would be antidilutive. The common stock equivalents consist of stock options, convertible notes, warrants, and earn-out shares. Accordingly, for the periods presented in which the Company incurred a net loss, basic and diluted EPS are the same.

The following tables represent weighted average shares using the recasted common stock equity balance as presented in the Statement of Stockholders’ Deficit. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Numerator:
Net loss	$(22,192)	$(2,497)
Denominator:
Weighted average shares used to computing basic and diluted net loss per share	31,731,118	1,938,392
Net loss per share attributable to common stockholders - basic and diluted:	$(0.70)	$(1.29)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Related party convertible notes payable at fair value (1)	-	-
Loans payable - related party at fair value (1)	-	-
Warrants	17,536,750	-
Options to purchase common stock	1,563,347	1,027,897
Total	19,100,097	1,027,897

(1)	The Related party convertible notes and Loan’s payable - related party are convertible upon occurrence of various conversion scenarios. Therefore, the number of shares of Company Common Stock issuable upon their conversion is not currently estimable.

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Numerator:
Net loss	$(27,256)	$(6,978)
Denominator:
Weighted average shares used to computing basic and diluted net loss per share	11,905,811	1,938,392
Net loss per share attributable to common stockholders - basic and diluted:	$(2.29)	$(3.60)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Related party convertible notes payable at fair value (1)	-	-
Loans payable - related party at fair value (1)	-	-
Warrants	17,536,750	-
Options to purchase common stock	1,563,347	1,027,897
Total	19,100,097	1,027,897

(1)	The Related party convertible notes and Loan’s payable - related party are convertible upon occurrence of various conversion scenarios. Therefore, the number of shares of Company Common Stock issuable upon their conversion is not currently estimable.

Note 12 – Segments

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, Ben Hwang, who reviews financial information presented on a consolidated net loss basis as reported on the consolidated condensed statement of operations and comprehensive loss in order to make decisions about allocating resources and assessing performance for the entire Company. The CODM also utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM function approves of key operating and strategic decisions. The CODM function views the Company’s operations and manages its business on a consolidated basis and as a single reportable operating segment. The CODM function is regularly provided with the following significant segment expenses. Significant expenses include research and development and general and administrative expenses, which are each separately presented in the Company’s consolidated condensed statements of operations and comprehensive loss. The CODM reviews significant expenses within both the research and development and the general and administrative categories. Other segment items within net loss include interest income, interest expense and gain (loss) on change in fair value of related party loan. See the consolidated condensed financial statements for other financial information regarding the Company’s operating segment.

	Three Months Ended September 30,
	2025	2024
Government grant revenue	$-	$75
Operating expenses:
Research personnel compensation costs, including stock-based compensation	287	380
CRO and regulatory costs	315	-
Administrative personnel compensation costs, including stock-based compensation	4,125	302
Rent and office costs	97	34
Legal and accounting costs	976	426
Transaction costs	15,060	-

Other expenses(1)	848	36
Total segment expenses	21,708	1,178
Loss from operations	(21,708)	(1,103)
Other income (expense)	-	-
Gain (loss) on change in the fair value of related party convertible debt	258	(319)
Gain on change in the fair value of warrant liabilities	884	-
Loss on change in the fair value of digital assets	(28)	-
Interest expense	(169)	(1,073)
Financing costs	(1.443)	-
Other income (loss)	15	(1)
Total other expense, net	(484)	(1,394)
Net loss and comprehensive loss	(22,192)	(2,497)

(1)	Other expenses includes small balances of research materials and supplies along with insurance costs and other third party service providers.

	Nine Months Ended September 30,
	2025	2024
Government grant revenue	$-	$100
Operating expenses:
Research personnel compensation costs, including stock-based compensation	945	1,198
CRO and regulatory costs	315	15
Administrative personnel compensation costs, including stock-based compensation	4,861	1,014
Rent and office costs	415	196
Legal and accounting costs	1,625	1,018
Transaction costs	15,060	-

Other expenses(1)	915	77
Total segment expenses	24,136	3,518
Loss from operations	(24,136)	(3,418)
Other income (expense)
(Loss) on change in the fair value of related party convertible debt	(52)	(427)
Gain on change in the fair value of warrant liabilities	884	-
Loss on change in the fair value of digital assets	(28)	-
Interest expense	(2,496)	(3,138)
Financing costs	(1,443)	-
Other income	15	5
Total other expense, net	(3,210)	(3,560)
Net loss and comprehensive loss	(27,256)	(6,978)

(1)	Other expenses includes small balances of research materials and supplies along with insurance costs and other third party service providers.

The Company has no significant long-lived assets recognized on the Consolidated Balance Sheets.

Note 13 — Subsequent Events

The Company has evaluated its subsequent events from September 30, 2025 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

In accordance with the Company’s Bitcoin treasury strategy, on October 7, 2025 the Company purchased $1.0 million of Bitcoin, for a total of 7.98 coins. This purchase of Bitcoin, brings the total Company’s holdings up to 16.51 coins in total as of the date of this filing, from 8.53 coins at September 30, 2025.

On October 20, 2025, at a Special Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the Company’s authorized number of shares of Common Stock from 300,000,000 shares to 600,000,000 shares.

On October 8, 2025, the Company filed a Form S-1 registration statement which relates to the resale of up to 42,594,048 shares of Common Stock comprising: (a) up to 42,211,548 shares of Common Stock held by Ascent Partners Fund LLC pursuant to a common stock purchase agreement, dated as of July 28, 2025, and (b) up to 382,500 shares of Common Stock issued to certain parties in satisfaction of transaction costs incurred in connection with the Business Combination.

On October 27, 2025, the Company received a deficiency letter from Nasdaq citing the listing rules require listed securities to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15,000,000.  The Company has not met this requirement. The Company has 180 calendar days in which to regain compliance. If at anytime during this compliance period the Company’s MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance with the Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting.

In October 2025, The Benchmark Company LLC exercised all 250,000 of their common stock warrants.

On October 29 and October 30, 2025 the Company executed three additional tranches of ELOC puts with aggregate gross proceeds of $3.8 million for the issuance of 11,478,624 shares of Common Stock. These tranches were issued between $0.23 and $0.40 per share based on the daily VWAP.  As part of these puts, and in line with the purchase agreement, the Company used the proceeds to repay $0.7 million of the principal balance outstanding on the Ascent PIPE convertible note and additionally incurred expenses of $0.1 million, resulting in net proceeds to the Company of $3.0 million. During the months of October and November, Ascent also converted $2.8 million of the principal balance into common stock, resulting in total loan repayments as of the date of this filing of $4.1 million, $3.5 million of which occurred subsequent to September 30, 2025. The $2.8 million principal balance converted into 12,220,837 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Business Overview

We are a clinical-stage digital health and medical technology company focused on developing biosensing solutions to improve health outcome for patients in a variety of different diseases and conditions. Our first product is Lumee Oxygen, which enables physicians to ascertain the extent of perfusion, or passage of blood through the circulatory system to an organ or tissue, in patients with Critical Limb Ischemia (CLI) both during and after endovascular revascularization procedures. Lumee Oxygen has already received regulatory approval in Europe through the attainment of a CE mark; however, prior to commercialization in the U.S., Lumee Oxygen must obtain FDA clearance or approval.

The latest version of Lumee Oxygen is called Wireless Lumee Oxygen System. It has multiple components, one of which is a microsensor that is injected into the tissue of the patient using a hypodermic needle. The sensor is designed so it does not need to be removed as it overcomes the foreign body response that usually inhibits the ability of permanent implants to function. The sensor contains no electronics, utilizing luminescence to send a light signal to a reader that is placed over the incision site, which in turn can send a signal to an app on a smartphone. We are in clinical trials for Lumee Glucose, our sensing solution being developed for use in continuous glucose monitoring (CGM). This system targets diabetics and pre-diabetics to allow them realtime access to their glucose data, at a price point that our management thinks is comparable or lower to existing systems.

We already sell our oxygen sensor for research use only applications, namely animal models and in vitro testing. Management is targeting the European market (those jurisdictions that accept CE mark) for early launch for both Lumee Oxygen and Lumee Glucose. Lumee Oxygen’s launch in Europe occurred in 2023 and Lumee Glucose launch is expected to occur in 2025, subject to regulatory approval. We have access to key opinion leaders (KOLs) in both Europe and the United States, who deal with peripheral arterial disease (PAD) and Critical Limb Ischemia (CLI).

We will sell directly to facilities based on the endorsement of these KOLs. In Germany, Austria and France, some KOLs have already used Lumee Oxygen on a trial basis. We have worked with reimbursement consultants to develop potential Category I CPT codes for Lumee Oxygen use. Additionally, we have entered into commercial and clinical collaboration agreements with practitioners and hospital departments in Austria, Belgium and France.

Regarding Lumee Glucose, if and when we obtained marketing authorization, we plan to embark on a dual strategy of both direct to hospital sales, for our professional-use and personal-use CGM product, and direct to pharmacy sales for our personal use product only, thereby maximizing flexibility for the consumer. By aiming for coverage under a user’s pharmacy benefit, we believe we can diversify our user base, while accounting for any risk related to unlikely delay of attainment of a category I CPT code for sensor insertion. We feel a difference between other insertable or implantable CGMs and Lumee Glucose, is that the latter can be simply inserted with a hypodermic needle and does not require a surgical implantation, similar to how pharmacists use these needles to administer flu shots and other vaccines. At the same time, physicians can still leverage existing CPT codes related to interpretation of CGM data and we have, in parallel, initiated steps for CPT codes related to our sensor insertion. We will target both public and private payors for coverage.

Since our launch, we have significantly devoted all of our resources to research and development, as well as all clinical study activities related but not limited to Lumee Oxygen, Lumee Glucose and prototypes for sensors of at least eight other analytes. We have also invested, on a smaller scale, in making sales of Lumee Oxygen for research- use only clients, which include entities working with animal models. Furthermore, we also performed research and development under government grants.

Since inception, we have incurred recurring annual losses from operations. For the three months ended September 30, 2025 and 2024, we incurred a net loss of $22.2 million and $2.5 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred a net loss of $27.3 million and $7.0 million, respectively. During the nine months ended September 30, 2025 and 2024, we have used $11.1 million and $1.8 million, respectively, of cash in our operating activities. We have notes and loans payable and interest due of $6.7 million within twelve months of September 30, 2025. Additionally, we have notes and loans payable and interest due of $14.4 million which are considered non-current and are due after September 30, 2026.

We have been able to finance our operations primarily with the proceeds from the issuance of equity and debt instruments. For the nine months ending September 30, 2025, we obtained net cash from financing activities of $14.9 million compared to $1.8 million for the same period in 2024. We held cash of $3.0 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

The Company’s condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, including the effects of COVID-19, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ deficit and future access to capital.

It is our expectation to continue to make substantial investments in building its European and United States commercial infrastructure and enhancing existing products and developing new ones. Furthermore, we aim to continue discussions with potential partners in Asia.

We expect to incur additional expenses due to operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administrative, professional and consulting services. As a result of these and other factors, we expect that we will require additional financing to fund our operations and planned growth. We may seek to raise any additional capital through equity offerings or debt financings, additional credit or loan facilities or a combination of one or more of these funding sources. In the scenario that we are unable to acquire sufficient financing or financing on terms satisfactory to our management or Board of Directors, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. For the current period and for twelve months following the issuance of these financial statements, our risk of going concern has been mitigated but not fully alleviated by the Tranche 1 PIPE Convertible Note issued for a gross $10.0 million.

Accounting for Business Combination

On July 11, 2025, the Business Combination was successfully completed and was accounted for as a reverse capitalization in accordance with US GAAP. Legacy Profusa was deemed the accounting predecessor of the combined business, and the Company (“New Profusa”) as the parent company of the combined business, is the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination will have a significant impact on our future capital structure and operating results, de-risking our product development, manufacturing and commercialization. The most significant changes in New Profusa’s future reported financial positions are expected to be an estimated increase in cash (as compared to our balance sheets at June 30, 2025 and at December 31, 2024) of approximately $9.0 million in proceeds from the PIPE Investment. This $9.0 million is offset by various deferred offering costs and $2.0 million closing fees related to the underwriters marketing fee for the IPO, which became payable upon a successful consummation of the Business Combination.

As a result of the Merger, the Company has become the successor to an SEC-registered and Nasdaq- listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Recent Developments

Inflation, Monetary Response, and Economic Impacts

The world economy is experiencing stubbornly high inflation, a challenge not faced for decades. Following the global financial crisis, with inflationary pressures muted, interest rates were extremely low for years and investors became accustomed to low volatility. The resulting easing of financial conditions supported economic growth, but it also contributed to a buildup of financial vulnerabilities. With inflation at multi-decade highs, monetary authorities in advanced economies are accelerating the pace of policy normalization. Policymakers have continued to tighten policy against a backdrop of rising inflation and currency pressures, albeit with notable differences across regions. Global financial conditions have tightened notably this year, leading to capital outflows. Amid heightened economic and geopolitical uncertainties, investors have aggressively pulled back from risk-taking and adjusted their investment preferences generally. Key gauges of systemic risk, such as higher dollar funding costs and counterparty credit spreads, have risen. There is a risk of a disorderly tightening of financial conditions that may be amplified by vulnerabilities built over the years.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; inflation; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the U.S. or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries inside or outside the U.S., which could adversely affect our operations. Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our operations, users, or third-party suppliers.

Principles of Accounting and Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to applicable rules and regulations of the SEC and include all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and 2024 and the results of operations and cash flows for the three and nine month periods then ended. The accompanying condensed consolidated financial statements include the accounts of Profusa Inc. and its wholly owned subsidiary, APAC. All intercompany balances and transactions have been eliminated in consolidation.

Components of Results of Operations

Government Grant Revenue

Government grant revenue consists of amounts we earn under grants from two government agencies: NIH and DARPA. These grants are provided either in the form of expense reimbursement (expense reimbursement grants) or on a fixed fee basis (fixed fee grants). Under the expense reimbursement grants the government agencies reimburse us for a portion of our expenses (allowable expenses) that have been incurred in a given period on the basis of reports that we provide to these agencies. Fixed fee grants are awarded for specific research and development programs undertaken by us. Under these grants we receive milestone payments from the government agencies upon our submission and approval by the government of agreed upon deliverables, consisting primarily of the documented results of the specific research and development programs.

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation, costs of consulting, supplies, depreciation and amortization and allocations of facility- related expenses. We expect our research and development expenses to increase as we increase staffing to support product development, continue our clinical trials, build prototypes, and continue to explore and develop next generation technologies.

General and Administrative Expenses

General and administrative expenses consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal, human resource functions, and business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including allocated facility-related expenses and information technology costs.

Loss on Change in the Fair Value of Tasly Convertible Debt

We elected to apply fair value option to account for the convertible loans issued between June 2023 and March 2024 (the “Tasly Convertible Debt”), under which none of the embedded conversion or redemption features were bifurcated and separately accounted for. Rather, the Tasly Convertible Debt in its entirety was recorded at fair value at inception and is subject to remeasurement to fair value at each balance sheet date, with the change in fair value reflected in the statements of operations and comprehensive loss.

Fair Value of Financial Instruments

The Company’s financial instruments consist of other receivables, accounts payable, warrant liabilities, earnout, promissory notes, convertible promissory notes and senior notes. The Company states accounts payable at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The promissory notes are stated at amortized cost, which approximates their fair value, because the Company believes their terms approximate those that would be available to it on a similar loan from an unrelated party.

Earnout Arrangements

In connection with the Business Combination, the Company entered into earnout arrangements that provide for the issuance of additional shares of the Company’s Common Stock (or cash payments, if applicable) to certain pre-Business Combination holders upon the achievement of specified post-closing share-price or operational milestones.

The Company evaluates earnout arrangements in a de-SPAC transaction in accordance with ASC 805, Business Combinations, and the classification guidance under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Earnouts that are contingent on future market-based or performance-based conditions and each milestone is legally detachable and separate. Milestones I, II, and IV are equity classified contingent consideration which were fair-valued as of the Close Date at $1.7 million and will not be subsequently remeasured. Milestone III was determined to be liability-classified contingent consideration with no value associated due to a lack of probability. This was continue to be revalued through the Milestone III conclusion date which is December 31, 2025 with changes in fair value recognized in earnings.

The earnouts that meet the criteria for equity classification—generally those settled in a fixed number of shares and not requiring cash settlement—are recorded within additional paid-in capital at the acquisition-date fair value and are not subsequently remeasured.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Gain on PPP Loan Forgiveness

On April 16, 2020 and May 25, 2021, we borrowed $1.2 million (the “PPP Loan 1”) and $1.3 million (the “PPP Loan 2”), respectively, as a Paycheck Protection Program loan (together the “PPP Loans”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The annual interest rate of the PPP Loans is 1%. The PPP Loans are eligible for forgiveness, provided the borrower has met the respective forgiveness requirements, has timely submitted an application for forgiveness and the forgiveness has been granted by the SBA. PPP Loan 1 has been approved for loan forgiveness, and management intends to apply for PPP Loan 2 forgiveness in 2025. PPP Loan 2 is currently in default due to non-payment, and is classified as a current liability on the balance sheet.

Interest Expense

Interest expense consists primarily of the interest on our convertible notes, senior notes, Tasly convertible debt, promissory notes, and PPP Loans.

Other Income

Other income consists primarily of income earned from sale of equipment and a short-term sublease of a portion of our facilities.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table sets forth our unaudited condensed consolidated statements of operations and comprehensive loss for the interim periods indicated (in thousands):

	For the three months ended September 30,
	2025	2024	Change $	Change %
Government grant revenue	-	75	(75)	-100%
Operating expenses:	-	-	-	0%
Research and development	722	411	311	76%
General and administrative	20,987	767	20,220	2636%
Total operating expenses	21,709	1,178	20,531	1743%
Loss from operations	(21,709)	(1,103)	(20,606)	1868%
Other income (expenses)
Gain (loss) on change in the fair value of related party convertible debt	258	(320)	578	181%
Gain on change in fair value of warrant liabilities	884	-	884	100%
Loss on change in fair value of digital assets	(28)	-	(28)	100%
Interest expense (including related parties amounts of $629 and $575 for the three months ended September 30, 2025 and September 30, 2024, and $1,962 and $1,774 for the nine months ended September 30, 2025 and September 30, 2024, respectively)	(169)	(1,073)	904	-84%
Financing costs	(1,443)	-	(1,443)	100%
Other income	15	(1)	16	-1600%
Total other expense, net	(483)	(1,394)	911	-65%
Net loss and comprehensive loss	(22,192)	(2,497)	(19,695)	789%

Revenue – Grant revenue was recognized in 2024, while no grant revenue was recognized in 2025, as the Company focused on closing the Business Combination.

Research and Development – Research and development expenses increased by $311 thousand or 76% during the three months ended September 30, 2025 due to an increase in personnel and regulatory fees.

General and Administrative – General and administrative expenses increased by $20,220 thousand, or 2636%, to $20,987 thousand during the three months ended September 30, 2025 from $767 thousand during the three months ended September 30, 2024. The increase was driven primarily by the increase in transaction costs of $15,219 thousand related to the closing of the Business Combination, an increase related to stock based compensation relating to the non-recourse note settlement of $428 thousand, an increase in insurance and legal fees of $294 thousand, an increase in accounting costs of $457 thousand as a result of increased audit fees, $700 thousand increase in general other expenses such as professional consulting services and travel costs, along with $3,395 thousand increase in personnel costs due to additional headcount and transaction completion bonus accruals.

Gain on Change in the Fair Value of Related Party Convertible Debt – Gain on change in the fair value of the related party convertible loan was $258 thousand during the three months ended September 30, 2025. The gain during the three months ended September 30, 2025 was driven by the remeasurement of the Tasly Convertible Loan, the Ascent PIPE loan, and the Sponsor Working Capital loan.

Interest Expense – Interest expense decreased by $904 thousand to $(169) thousand during the three months ended September 30, 2025 from $(1,073) thousand during the three months ended September 30, 2024. The decrease was primarily due to the repayment of convertible notes upon conversion of the loans on July 11, 2025 when the Company successfully completed the business combination.

Financing Costs – Increased by $1,443 thousand in relation to the issuance of shares on the ELOC agreement.

Other Income (expense) – Other income (expense) increased by an immaterial $16 thousand during the three months ended September 30, 2025 relating to income on our operating account.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following table sets forth our unaudited condensed consolidated statements of operations and comprehensive loss for the interim periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenue	$—	$100	$(100)	(100)%
Operating expenses:
Research and development	$1,549	$1,349	$200	0
General and administrative	22,587	2,169	20,418	941%
Total operating expenses	24,136	3,518	20,618	586%
Loss from operations	(24,136)	(3,418)	(20,718)	606%

Other income (expense)
Loss on change in the fair value of related party convertible debt	(52)	(427)	375	-88%
Interest expense	(2,496)	(3,138)	642	-20%
Gain on change in fair value of warrant liabilities	884	—	884	100%
Loss on change in fair value of digital assets	(28)	—	(28)	100%
Financing costs	(1,443)	—	(1,443)	100%
Other income	15	5	10	200%
Total other expense, net	(3,120)	(3,560)	440	-12%
Net loss	$(27,256)	$(6,978)	$(20,278)	291%

Research and Development – Research and development expenses increased by $200 thousand, or 15%, to $1,549 thousand during the nine months ended September 30, 2025 from $1,349 thousand during the nine months ended September 30, 2024. The increase was driven primarily by the increase in regulatory and CRO costs of $300 thousand, plus laboratory rent costs of $115 thousand, which is in line with the Company’s intent to focus on research and development to complete device functionality and reach the point of commercialization in the near future. This increase is then partially offset by personnel costs decrease of $253 thousand as a result of a reduced headcount on the direct labor and research team.

General and Administrative – General and administrative expenses increased by $20,418 thousand, or 941%, to $22,587 thousand during the nine months ended September 30, 2025 from $2,169 thousand during the nine months ended September 30, 2024. The increase was driven primarily by the increase in transaction closing costs of $15,219 plus accounting fees increase of $680 thousand, an increase related to stock-based compensation relating to the non resourse note settlement of $428 thousand, $766 thousand of professional services, an increase to office rent of $49 thousand, and a new increase to insurance and legal fees of $129 thousand.

Loss on Change in the Fair Value of Related Party Convertible Debt – Loss on change in the fair value of related party convertible debt was $52 thousand during the nine months ended September 30, 2025. The loss during the nine months ended September 30, 2025 was driven by the remeasurement of the Tasly Convertible Loan, the Ascent PIPE note, and the Northview Sponsor working capital convertible loan.

Interest Expense – Interest expense decreased by $375 thousand, or -20%, to $(2,496) thousand during the nine months ended September 30, 2025 from $(3,138) thousand during the nine months ended September 30, 2024. The increase was primarily due to junior and senior convertible notes being converted and settled on July 11, 2025 which reduced quarterly accrued interest on these notes from the usual 12 weeks, down to 1.5 weeks of accrued interest.

Financing Costs – Increased by $1,443 thousand in relation to the issuance of shares on the ELOC agreement.

Other Income (expense) – Other income increased by an immaterial $10 thousand during the nine months ended September 30, 2025 relating to income on our operating account.

Liquidity and Capital Resources

Sources of Liquidity

We incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, junior and senior convertible notes, related party loans payable, ELOC, PPP Loans available to us under the Paycheck Protection Program and promissory notes. From inception through September 30, 2025, we raised gross proceeds of $98.0 million from the issuances of convertible preferred stock and convertible notes and loans, $11 million from related party loans payable, $3.5 million from ELOC, $2.5 million from PPP Loans and $0.9 million from issuance of promissory notes. As of September 30, 2025, we had cash and cash equivalents of $3,009 thousand.

Our junior convertible notes bore interest at 12% per annum and their outstanding principal and accrued but unpaid interest automatically converted into shares of Company Common Stock at $7.00 per share upon consummation of the Business Combination. In addition, upon consummation of the Business Combination, all junior noteholders have a right to receive additional shares upon achievement by the Company of certain share price and sales milestones (the earnout shares).

We commenced issuance of our senior convertible notes in April 2021 and continued issuing them until the Closing. Our senior convertible notes bore interest at 12% per annum and their outstanding principal and accrued but unpaid interest automatically converted into shares of Company Common Stock between $0.50 and $4.00 per share upon consummation of the Business Combination, based on the fixed conversion price defined in the notes. In addition, upon consummation of the Business Combination, all senior noteholders obtained the right to receive additional shares upon achievement by the Company of certain share price and sales milestones (the earnout shares).

On August 8, 2023, a new wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”), was created and incorporated by Legacy Profusa under the laws of Singapore. Upon creation, the new entity was capitalized by Legacy Profusa by payment of $1,000 for 1,000 Ordinary Shares. As a result, at the time of incorporation, the entity became a wholly owned subsidiary of Legacy Profusa. The entity was created with the expectation of jointly conducting the business of developing, manufacturing and commercializing the Lumee Glucose and the Lumee Oxygen products, currently under development by the Company, together with a third party. No business or activities will have been conducted by the entity from the date of formation through and until the closing date of the proposed License Agreement and Shareholders Agreement between the Company and Best Life Technology Ltd, an entity wholly owned and controlled by the Tasly. Subsequent to the Closing of the Business Combination, the Company expects to sign and execute a License Agreement and Shareholders Agreement (the “APAC Joint Venture”) setting forth the relative and other terms under which the development and business activities of the entity will be conducted.

The Company is in the process of negotiating the formation of the APAC Joint Venture, which includes the related party from which the amounts under the Tasly Convertible Debt was borrowed. The proceeds of the loan are intended to continue the development and commercialization of the Company’s technology in certain countries of the Asia Pacific region.

In the event we either fail to complete the formation of the APAC Joint Venture or fail to repay the amounts under the Tasly Convertible Debt when they become due, the lender will have an option to convert the outstanding balance and accrued but unpaid interest (in part or in full) into senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of September 30, 2025 (which terms include conversion into Company Common Stock). Notwithstanding the conversion provisions above, any repayment obligations (in part or in full) of the outstanding principal balance and accrued but unpaid interest under the Tasly Convertible Debt may, at the lender’s option, be made through conversion of part or all amounts payable into (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of September 30, 2025, $0.50 per share, or (ii) Company Common Stock at a conversion price of $1.92 per share.

Our outstanding PPP Loan of $1.4 million bears interest at 1% per annum. The repayment of the PPP Loan was expected to be made in equal monthly payments of principal and interest from October 25, 2022 until May 25, 2026; however, we are currently in the process of applying for forgiveness for this loan.

Our outstanding promissory notes accrue interest at 5% and 12% per annum, most of which do not have a set maturity date. Any promissory notes that did have an initial maturity date, which has passed, the Company has verbally agreed to pay off these loans subsequent to the Closing. The Company is currently in default; accordingly, the Company classified the entire outstanding amount as a current liability on the condensed consolidated balance sheet.

Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. Subsequent to the period ended September 30, 2025, management obtained additional funds from the ELOC, however, conditions exist that raise substantial doubt about our ability to continue as a going concern within one year from the date the unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2025 are issued.

Long-Term Liquidity Requirements

We expect our cash and cash equivalents on hand, and cash that we received from the Business Combination and PIPE Investment, together with proceeds from the ELOC and the cash we expect to generate from future operations, will provide sufficient funding to support initial commercial operations. The cash generated from the Business Combination includes an initial net $9 million in PIPE proceeds from the first tranche and net $2 million from the second tranche of a convertible note. The cash generated from the ELOC was $3.5 million in the third quarter. Until we generate sufficient operating cash flow to cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets are currently experiencing, and may continue to experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods have been funding our research and development activities, legal and bank transaction fees, and other personnel cost. Near-term capital requirements through September 30, 2025 leading to and supporting initial commercialization are estimated to total approximately $19.4 million and include further research and development to enable us to obtain the required regulatory approvals, manufacturing, commercialization and wide-scale marketing for our Lumee Oxygen and Lumee Glucose devices. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. For any periods after the twelve months subsequent to the filing of these financial statements as of September 30, 2025, we may be required to seek additional equity or debt financing. In the event that we require additional financing we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our production investments, the pace of our production ramp-up, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	For the nine months ended,
	2025	2024	Change $	Change %
Net cash used in operating activities	$(11,119)	$(1,828)	$(9,291)	508%
Net cash used in investing activities	$(1,000)	$—	$(1,000)	-
Net cash provided by financing activities	$14,937	$1,826	$13,111	718%

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 of $11.1 million was primarily driven by our net loss of $27.3 million, adjusted for non-cash charges of $10.7 million and net cash inflows of $5.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash interest expense of $2.5 million, the change in the fair value of related party convertible loan of $0.2 million, net with $7.6 million in non-cash issuance of shares through the private placement and issuance of shares associated with transaction costs, 1.0 million in non-cash issuance of ELOC Warrants, stock-based compensation of $0.7 million, and offset by a gain on fair value of warrant liabilities of $0.9 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $3.2 million and in accrued liabilities of $2.3 million and a decrease in prepaid expenses and other current assets of less than $0.1 million.

Cash used in operating activities for the nine months ended September 30, 2024 of $1.8 million was primarily driven by our net loss of $7.0 million, adjusted for non-cash charges of $3.6 million and net cash inflows of $1.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash interest expense of $3.2 million, partially offset by change in the fair value of related party convertible loan of $0.3 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $0.7 million and in accrued liabilities of $1.1 million and a decrease in prepaid expenses and other current assets of $0.3 million.

Financing Activities

Cash provided by financing activities was $14.9 million the nine months ended September 30, 2025, which consisted primarily of net proceeds from the issuance of senior notes, PIPE proceeds, ELOC proceeds, and the close of the business combination (as discussed above).

Cash provided by financing activities was $1.8 million for the nine months ended September 30, 2024, which consisted primarily of net proceeds from the issuance of senior notes of $2.1 million, offset by payment of deferred offering costs of $0.1 million and repayment of related party promissory notes of $0.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2025, and the years in which these obligations are due (in thousands):

	Total	2025	2026
Tasly Convertible Debt - Related Party	$2,207	$2,207	$—
Convertible promissory note - related party	1,920	1,920
Loans payable - related party	14,359	—	14,359
Senior notes	154	154	—
Promissory notes	1,045	1,045	—
PPP loan	1,386	1,386	—
Total contractual obligations	$21,071	$6,712	$14,359

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed several significant accounting estimates and believes that the fair value of the related party Ascent PIPE Convertible note is the only accounting estimate that rises to the level of a critical accounting estimate.

The related party convertible loan is carried at fair value based on unobservable market inputs. The fair value of financial instrument is determined using various valuation techniques, including the market approach. Where observable market prices are not available, we use models that incorporate assumptions about credit risk, interest rates, and market volatility. These estimates require significant judgment, particularly for instruments classified as Level 3 in the fair value hierarchy. Changes in these assumptions could materially affect the reported fair values and related income or expense. We regularly review and update our valuation to reflect current market conditions and ensure consistency with accounting standards.

Management considered various fair value instruments; however, only the Ascent PIPE convertible note is both classified as a Level 3 fair value instrument and is considered very material, and individually over $5.0 million. The Ascent PIPE convertible loan was valued at $14.4 million as of September 30, 2025, and is a new loan that was issued on the Closing Date. As such, we have one critical accounting estimates to report, and have included our considerations below.

Ascent PIPE Convertible Related Party Loan

The Company has elected to account for its convertible loan from a related party at fair value under ASC 825, “Financial Instruments.” The loan is classified as a Level 3 financial instrument due to the absence of observable market inputs and the significant use of management judgment in determining fair value.

The fair value is estimated using a probability-weighted discounted cash flow model that incorporates multiple scenarios, including conversion, repayment, and extension. Key inputs include the discount rate, expected term, volatility, and conversion likelihood. Because the loan is with a related party, observable market data is limited, and management applies significant judgment in assessing the economic substance of the arrangement.

Changes in fair value are recognized in earnings each period. The Company considers this estimate critical due to its complexity, subjectivity, and material impact on reported results.

Valuation policies are reviewed quarterly, and inputs are updated based on evolving market conditions and contractual developments. A change in the discount rate of +100 basis points would result in a fair value change of approximately $17 thousand or (0.01)%, while a 10% change in volatility would impact fair value by approximately $152 thousand or 1.1%.

The Company classifies this instrument within Level 3 of the fair value hierarchy and provides a reconciliation of beginning and ending balances in Note 4.

Recent Accounting Pronouncements

See the section titled “Recent Accounting Pronouncements” in Note 2 of the notes to our unaudited condensed consolidated financial statements included in this Report for more information.

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

We have performed a formal evaluation of our internal control over financial reporting under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as required by Section 404 of the Sarbanes-Oxley Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of September 30, 2025 due to the existence of material weaknesses. Our internal controls were not adequately designed and appropriate to address the following material weaknesses related to (i) segregation of duties in the financial statement close process, (ii) Lack of review controls and expertise to ensure accurate valuations and accounting of financial instruments, (iii) lack of technical accounting expertise and internal controls to ensure accurate preparation of its financial statements in accordance with U.S. GAAP including complex debt and equity instruments. We have considered our prior period material weaknesses and have included these unremediated weaknesses in internal controls in our considerations above, nothing that certain internal controls related to prior period activities such as proper recording of common stock subject to possible redemption, and the proper safeguarding of trust assets with the monitoring process of the use of trust funds are no longer applicable. The Company plans to remediate such weaknesses. In connection with the Business Combination, the Company hired a new CFO with significant experience, including financial reporting and internal controls. The CFO has established reporting controls consistent with a public company of this size, including segregation of duties and controls related to Sarbanes-Oxley, to the extent applicable. However, we can give no assurance that the measures we have taken, or will take, will prevent any future material weaknesses or deficiencies in internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the section “Risk Factors” in the Company’s Registration Statement on Form S-4 (File No. 333-269417) initially filed with the SEC on January 1, 2023, as amended.

Risks Related to our Bitcoin Treasury Strategy and Holdings

Our bitcoin treasury strategy exposes us to various risks associated with Bitcoin.

Our bitcoin treasury strategy exposes us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $53,000 per Bitcoin and above $123,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this Report. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. We intend to engage in hedging strategies from time to time as part of our treasury management operations if deemed appropriate. As of September 30, 2025, the Company had purchased $1.0 million of Bitcoin as part of the Company’s ongoing treasury strategy, representing 8.53 Bitcoins.  The Company purchased another 7.98 Bitcoins for $1.0 million in October 2025.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings may significantly impact our financial results and the market price of our common stock. Our bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our common stock. See “— Our historical financial statements do not reflect our acquisition of bitcoin, the fact that our bitcoin holdings will be the substantial majority of our assets, or the potential variability in earnings that we may experience in the future relating to our bitcoin holdings” below.

Our bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We will be using the proceeds from the ELOC to facilitate the recent adoption our bitcoin treasury strategy and we will need to continually examine the risks and rewards of this new strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we intend to implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently plan to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively affected by any disruptions in the crypto market and, if liquidated, the value of the collateral would not reflect potential gains in the market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due to the volatility in the price of bitcoin, the adoption of ASU 2023-08 could have a material impact on our financial results in future periods, increase the volatility of our financial results, affect the carrying value of our bitcoin on our balance sheet, and could result in tax-related adjustments, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of bitcoin;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, digital asset exchange FTX Trading’s freezing of withdrawals and transfers from its accounts in 2022;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market in 2023 as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;

●	transaction congestion and fees associated with processing transactions on the bitcoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect our acquisition of bitcoin, the fact that our bitcoin holdings could be a substantial part of our assets, or the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not reflect our intended acquisition of bitcoin, that we intend for our bitcoin holdings to comprise most of our total assets, or the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin, given our expected asset concentration. The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We expect to determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and following early adoption of ASU 2023-08, will be required to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period, which may create significant volatility in our reported earnings, amplified by our asset concentration in bitcoin, and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets that will be represented by our bitcoin holdings will increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods. As of the date of this filing, the Company has purchased $2.0 million of Bitcoin as part of the Company’s ongoing treasury strategy, representing 16.51 Bitcoins.

Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, currently unregulated. Even if regulated, such venues may not be complying with such regulations. Furthermore, there are many bitcoin trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023 complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. As the price of our common stock is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of our bitcoin holdings will enhance the risks inherent in our bitcoin treasury strategy.

We intend to use the net proceeds from the Committed Equity Facility to purchase bitcoin and we may increase our overall holdings of bitcoin in the future. Once we complete the planned acquisition of bitcoin, a substantial majority of our treasury holdings could be bitcoin. The concentration of our bitcoin holdings may limit the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin treasury strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, a substantial amount of our cash could be concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this Report, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this Report, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin we will own will be held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

We will hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually evaluate the need to engage additional custodians. Additional custodians could achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, custodians discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our currently anticipated agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians will carry insurance policies to cover losses for commercial crimes and cyber and tech errors or omissions, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Report.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “Risk Factors-Risks Related to Our Bitcoin Treasury Strategy and Holdings-Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in this Report.

Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.

Our bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

We expect our primary counterparty risk with respect to our bitcoin will be custodian performance obligations under the various custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. See “Risk Factors — Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock” above. Moreover, the risks of us engaging in a bitcoin treasury strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

A temporary or permanent blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.

Blockchain protocols, including bitcoin, are open source. Any user can download the software, modify it, and then propose that bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A “hard fork” — where there is disagreement among the users about the rules of the network — can have a significant negative impact on value of the crypto asset.

The bitcoin has been subject to “forks” that resulted in the creation of new networks, including bitcoin cash ABC, bitcoin cash SV, bitcoin diamond, bitcoin gold and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms, and which can negatively impact the value of the crypto assets. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of bitcoin, or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the bitcoin cash and bitcoin cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped bitcoin by virtue of bitcoins that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

The due diligence procedures conducted by us and our liquidity providers to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.

We will execute trades through U.S.-based liquidity providers, and rely on these third parties to implement controls and procedures to mitigate the risk of transacting with sanctioned entities. While we expect our third party service providers to conduct their business in compliance with applicable laws and regulations and in accordance with our contractual arrangements, there is no guarantee that they will do so. Accordingly, we are exposed to risk that our due diligence procedures may fail. If we are found to have transacted in bitcoin with bad actors that have used bitcoin to launder money or with persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2025, the Company issued 250,000 shares of common stock to The Benchmark Company LLC and warrants to purchase 132,000 shares of common stock to designees of H.C. Wainwright & Co., in satisfaction of transaction costs incurred in connection with the Business Combination we completed on July 11, 2025. The warrants are exercisable for a period of seven years from issuance at an exercise price of $0.01 per warrant.

The issuances of the shares and warrants described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
4.1	Form of Commitment Warrant (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 28, 2025)
10.1	Senior Secured Convertible Promissory Note, dated July 11, 2025, by and between New Profusa and the Holder party thereto (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2025)
10.2	Form of PIPE Lock-Up Agreement, dated as of July 11, 2025, by and among Ascent and those certain holders party thereto (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2025)
10.3	Form of PIPE Registration Rights Agreement, dated as of July 11, 2025, by and among New Profusa and the PIPE Investors (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2025)
10.4	Security Agreement, dated as of July 11, 2025, by and among New Profusa, Profusa and Ascent, as collateral agent (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2025)
10.5	Guaranty, dated as of July 11, 2025, by and among New Profusa, Profusa and its subsidiaries (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 18, 2025)
10.6	Securities Purchase Agreement, dated July 28, 2025, by and between Profusa, Inc. and Ascent Partners Fund LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 28, 2025)
10.7	Registration Rights Agreement, dated July 28, 2025, by and between Profusa, Inc. and Ascent Partners Fund LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 28, 2025)
10.8	Sponsor Lock-Up Agreement, dated as of July 11, 2025, by and between NorthView Sponsor I, LLC and NorthView Acquisition Corp. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 15, 2025)
10.9	Form of Stockholder Lock-Up Agreement, dated as of July 11, 2025, by and among the Company and stockholders of Legacy Profusa (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 15, 2025)
10.10	Amendment No. 1, dated August 25, 2025, to the Securities Purchase Agreement, dated February 11, 2025, by and among Profusa, Inc. and Ascent Partners Fund LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 26, 2025)
10.11	Amendment No. 1, dated August 25, 2025, to the Senior Secured Convertible Promissory Note issued by Profusa, Inc. on February 11, 2025, for the benefit of Ascent Partners Fund LLC (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 26, 2025)
10.12	Form of Amended Senior Secured Convertible Promissory Note (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 26, 2025)
10.13	Account Control Agreement, dated as of September 29, 2025, by and among the Company, Ascent Partners Fund LLC, BitGo Prime LLC, and BitGo Trust Company, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 8, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUSA, INC.

Date: November 19, 2025	By:	/s/ Ben Hwang
	Name:	Ben Hwang
	Title:	Chief Executive Officer

By:	/s/ Fred Knechtel
Name:	Fred Knechtel
Title:	Chief Financial Officer