Form 10-K
period 2025-12-31
Profusa, Inc.
filed 2026-04-15
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from            to

Commission file number: 001-41177

PROFUSA, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3437271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 Bancroft Way Suite A Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)

(925) 997-6925

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered

Common Stock, $0.0001 par value	PFSA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 million.

As of April 14, 2026, the number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, was 4,410,268 shares.

EXPLANATORY NOTE

On February 9, 2026, Profusa, Inc. effected a reverse stock split of all shares of its issued and outstanding common stock at a ratio of one-for-seventy five (1:75). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding shares of common stock and share-based awards’ exercise prices and per share data in this report and the consolidated financial statements have been adjusted, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the common stock were not adjusted because of the reverse stock split.

PROFUSA, INC.

Annual Report on Form 10-K

December 31, 2025

i

PART I

ITEM 1. BUSINESS

Overview

We were originally incorporated under the name “Northview Acquisition Corp.” as a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. As discussed in this Annual Report, we completed the Business Combination on July 11, 2025 and changed our name to “Profusa, Inc.”

Profusa is a digital health technology company based in Berkeley, California, that has invested over the last twelve years more than $100 million from sophisticated venture investors as well as the most sophisticated research institutions in the U.S. (including approximately $30 million from Defense Advance Research Projects Agency, or DARPA, and the National Institutes of Health, or NIH) to develop a unique biosensor platform that is easily injected subcutaneously to provide, for the first time, real-time, individual biochemistry, that is cost effective while functioning for more than six times longer than known best-in-class solutions on the market today. Profusa’s Lumee™ technology does not consist of a single product, but is rather a platform that can potentially launch products for multiple applications.

Profusa’s overall strategy has been to robustly invest and therefore develop and protect its technology as a private company, first in Europe where the barriers to regulatory approval traditionally are not as great as they are in the U.S. Accordingly, Profusa has validated its technology and gained approval of its first product, Lumee Oxygen, with CE approval in the European Union (“EU”) and is in the process of migrating to meet new MDR requirements in Europe. In 2026 Profusa plans to launch this product in the U.S., if approved by the U.S. Food and Drugs Administration (“FDA”), for sophisticated wound care management through a partner with distribution, sales and in-servicing experience. The accessible markets for Profusa’s technology are not limited to the U.S. and the EU. Sophisticated investors from Asia, such as 3E Bioventures, Tasly Pharma, and VMS Capital, who already see the far-reaching benefit of Profusa’s platform, have not only been interested for several years, but have invested in Profusa’s development to date with the continuing interest of being partners in the near future. To date, these investors from Asia have collectively invested over $50 million in preferred stock and convertible notes of Profusa. Profusa is in continuing discussions with investors to establish a joint venture to provide Profusa with access to Asia Pacific markets.

Following validation of Profusa’s technology and application via Lumee Oxygen in the EU, Profusa’s next step in the development process is to seek approval of both Lumee Oxygen as well as Lumee Glucose from the U.S. FDA. Profusa believes that the generation of additional clinical data, which it plans to collect in connection with obtaining regulatory approval, combined with Profusa’s sophisticated patent protection, will expand partnership interest from prospective medical partners in the U.S. and worldwide. Profusa’s plan is to gain approval of Lumee Oxygen in the U.S. by early 2026, followed by approval of Lumee Glucose in late 2026 or early 2027. While Lumee Oxygen is authorized for commercialization in the EU pending migration of CE approval to new MDR regulations, Lumee Glucose is not yet authorized for commercial sale in any jurisdiction and Profusa does not yet have regulatory approval for the sale of any of its products in the U.S. Profusa’s plans for commercialization of its products are dependent upon obtaining regulatory approval in relevant jurisdictions on a timely basis, which cannot be assured. See “- Government Regulation - FDA Premarket Clearance and Approval Requirements.”

Profusa’s sensor platform has the potential to generate an individualized real time biochemistry data stream, with a substantially better user-friendly form factor, accessibility for a broad user base, lower burden of healthcare costs, and significantly increased total addressable user base compared to current market solutions. Profusa believes that the combination of the potential advantages of this platform will enable it to generate both short-term revenue in the high-value clinical applications of wound care and diabetes management as noted above, but to also leverage core technology and develop and add to Profusa’s product portfolio to potentially tackle the management of other chronic conditions, while in the future creating the foundation for the technology enabled health care where the large volume of biomarker data is aligned with up-to-the-minute actions and choices of the individual. Therefore, Profusa’s data stream could become a key enabler for high-growth healthcare sectors such as telemedicine and health and wellness coaching, and sophisticated evaluation of biomarkers for both molecular diagnostics and potentially therapeutic purposes.

Importantly today, Profusa believes that Lumee’s biosensor and artificial intelligence platform compares very attractively with some of the largest products in this market sector. Profusa believes its validated core technology can easily bridge the gap that exists in the current technology landscape for monitoring real time biochemistry. The current approaches either have tailored clinical application at high costs and burdensome user experiences, such as CGMs today; or broad potential user base in consumer-friendly costs and user experience, but limited clinical utility, such as health and wellness wearables. Other products are strictly software and analytics-driven solutions such as telemedicine and coaching apps which have limited clinical utility due to the lack of real time data. Profusa’s technology today has the potential to provide the solution of bringing sophisticated, real-time to a broad population of needy patients globally at a more reasonable cost.

Profusa’s core platform technology is the foundation for its growth strategy, which includes:

●	Near term product revenue in Europe from the CE approved Lumee Oxygen which measures dissolved tissue oxygen for up to six months following sensor injection. Initial product uses include application for the management of wound care for critical limb ischemia patients in surgical settings, followed by use in ambulatory settings, subject to future regulatory approval. Profusa estimates that the current total addressable market size for critical limb ischemia across the United States and European Union is approximately five million patients. Profusa anticipates beginning commercialization of Lumee Oxygen in Europe in early 2026 and continuing its U.S. study for submission for U.S. FDA marketing authorization late 2026. Lumee Oxygen may not be commercialized in the U.S. until FDA marketing authorization has been obtained.

●	Future product revenues from Profusa’s second product, Lumee Glucose, a continuous glucose monitoring platform, that will provide real time glucose levels for patients suffering from diabetes, subject to regulatory approval. Profusa has generated proof-of-concept clinical data from 54 diabetes subjects over four clinical sites (two in Europe and two in Asia) in human trials during the time period 2019 -2022. Using Profusa’s current data analytics algorithm, the glucose platform has demonstrated potential for mean absolute relative difference (MARD) of approximately 11% with up to nine months of functionality post injection. To date, there have been zero incidences of device-related severe adverse events (SAE). Profusa anticipates the start of its next validation study in the first half of 2026 and regulatory submission in early 2026. Profusa believes that its technological approach may create advantages to current glucose monitoring solutions on the market to substantially increase the number of users who can benefit from this data stream from the current type 1 diabetes population to the much larger type 2 and pre-diabetes populations, as well as any individuals outside of these aforementioned populations interested in having access to long-lasting continuous glucose data.

●	Potential future product revenues from other analytes such as lactate, CO2, ethanol, pH and other important metrics in the management of other chronic conditions, which may be targeted by Profusa’s research and development.

●	Potential future revenues from the data streams of the above applications, which could become a key enabler to achieve the technology-enabled future for healthcare being brought to bear by nascent healthcare growth sectors such as telemedicine and health and wellness coaching platforms. The total value of this space is expected to reach almost $400 billion by end of 2028. While these platforms are beginning to gain users and engagement demonstrating some degree of clinical utility, Profusa believes that the growth of these platforms suffer from the lack of real time clinical data. In the field of telemedicine, physician and patient interactions still require visits to labs for blood test to inform physician diagnosis and feedback. In the case of coaching platforms, the lack of inexpensive real time data relegates the business model to rely on expensive technologies and nurses/coaches to provide the clinical feedback to users. Profusa believes that, at scale, the data Profusa’s platform generates from its initial products will be a key enabler for the productivity and business models for both of these sectors to expand and reach more of their full potential. Profusa’s plan is to partner and provide such data streams as a further growth driver for Profusa.

Profusa’s Addressable Market

There have been many attempts to develop technologies that provide real time biochemistry and biomarker data for individuals. The most compelling use case has been for measurement of glucose in the management of diabetes. The first traditional approach to glucose measurement is to take measurements at discrete points in time via a self-monitoring of blood glucose (SMBG) method, which requires the collection of a drop of blood via a lancet and applying that drop of blood in a test strip which is then read by a reader. A second approach is to have a patient monitor their glucose levels by using a continuous glucose monitoring (CGM) device which provides a continuous stream or real time glucose measurement. The CGM approach has the benefit of being able to provide a data stream which elucidate not just the glucose level at any given time, but the trending of the glucose levels throughout the day. This ability to visualize trending of a patient’s glycemic levels is important to predict significant excursions of an individual’s blood sugar levels and prevent serious adverse events caused by hypoglycemic or hyperglycemic to the patient and enable the patient to inject insulin or take medication to manage the disease. The following graphic illustrates the comparative advantage of CGM over SMBC.

Comparison of finger-pricking self-monitoring of blood glucose (SMBC) and continuous glucose monitoring (CGM).

While there have been attempts to use energy waves to non-invasively measure glucose in a patient’s body, those efforts have proven to be unsuccessful due to their lack of ability to deliver accurate and reliable measurements. Other experimental approaches utilize molecular spectroscopy, but have to date not received U.S. regulatory approval and, despite some attaining European Regulatory Approval, have not gained significant commercial traction there. Profusa believes this demonstrates that the non-invasive nature of a technology, even in the unlikely case it was of comparable accuracy to existing devices, has little bearing on marketability if other criteria are not met, such as competitive pricing, low production costs, user-friendliness and as well as pre-existing relationships with larger CGM players who can contribute to a plan to bring the product to market, all of which are areas where Profusa believes it has a winning advantage.

There are also other non-invasive approaches to measure biomarkers and analytes available, such as those measuring steps, blood oxygen levels, heart rate, and body temperature. These solutions provide some data for general wellness management; however, their clinical utility has been limited since there is not a large defined set of clinical evaluation that links these parameters to specific clinical diagnosis or outcomes. Accordingly, Profusa believes that for a technology platform to measure clinically reliable data that can inform high-value clinical decisions, a sensing element inside the body to take direct measurements of the analyte of interest is of critical importance.

Current CGM sensors typically have a small needle coated with a sensing chemistry which is placed through the skin so the needle can take measurements in the interstitial space of a patient. These needles, however small, elicits a “foreign body response” within the patient as the body’s natural defense mechanism against objects that are recognized as foreign. The foreign body response begins to encapsulate the sensing needle of these CGMs in scar tissue and renders the data from these sensors unreliable within a matter of days. This is the major reason the longevity of these CGMs is limited to approximately 7-14 days. A longer-term 12-month solution where a sensor is surgically implanted into a patient’s body is available as well, however the sensor requires a surgical implantation with sutures to close the surgical wound. This approach has a limitation of a much more invasive deployment procedure and associated higher cost.

All data is from the manufacturer website. The products provided in this chart are:

●	Dexcom G6

●	Abbott Freestyle Libre 2

●	Medtronic Guardian Connect

●	Senseonics Eversense E3

Profusa’s CGM Product (Lumee Glucose) is not approved in the United States. The > 270 days usage time is based on the data acquired through Profusa’s glucose program clinical study.

Profusa’s Technology

It is Profusa’s belief, based on an understanding of the biological response to current available sensors, that a viable solution that could provide data for clinical utility and wide-scale adoptions, needs to have the following three key characteristics: direct measurement of the body’s chemistry to enable accuracy, ease of deployment of the platform and long-term functionality to encourage adoption by a large population, and low cost to breakdown the economic barrier for adoption by those who can benefit from this data stream.

Profusa’s sensor platform has the potential to deliver on these requirements and are composed of the following components:

●	Hydrogel Sensor

Profusa’s passive sensor is composed of a class of materials called hydrogels, which are similar to the material from which modern contact lenses are made. The sensor is designed to overcome the effect of the foreign body response and thus has been demonstrated to be able to collect biochemical data for up to 6-months in the case of Lumee Oxygen, and up to 9-months based on the data acquired through Profusa’s glucose program clinical study. This hydrogel scaffolding is soft and pliable and serves as the base material on which specific fluorescent molecules are bound. These fluorescent molecules bind specifically to the analyte of interest and their fluorescent characteristics change depending on whether the analyte is bound or unbound. The hydrogel sensors are devoid of any electronics or power source, and are simply composed of the hydrogel scaffolding and the fluorescence sensing chemistry. Depending on the sensor type, Profusa may also imbed a reference chemistry for reference purposes during data processing. The hydrogel sensor measures approximately 400 microns in diameter by 3 millimeters in length and is injected subcutaneously via a hypodermic needle injection at a depth of 2 - 6 millimeters from the surface. Upon injection, the sensor is designed to be integrated as a part of the tissue and is not noticeable. As this sensor is passive in nature, while the binding and unbinding of the analyte of interest is constantly occurring, data from the sensor is not actively broadcasted outside of the body until a reader (described below) is placed on the skin over the sensor.

By “decoupling the sensor and the reading elements,” we believe that our approach has a few major advantages:

1.	The cost of the system is quite low as the sensors are low cost to manufacture and the more expensive reader component can be reused through multiple sensor injections;

2.	The act of data acquisition is controlled by the user and action is secure;

3.	The sensor deployment is a common hypodermic needle procedure that can be performed by healthcare professionals across a variety of common settings; and

4.	The sensor functionality lifetime is limited by the stability of the fluorescence molecule and not by the foreign body response, which translates into months of functionality.

●	Reusable Reader

An optical reader has been developed to be worn on the skin above the sensor and is designed to interrogate and gather sensor signal for data processing. This optical reader has a small wearable form factor dimensions of the oxygen reader and is worn on the skin via a double-sided medical grade adhesive. The readers are rechargeable via conductive charging and currently have a functional lifetime of 24 hours on a single charge in the case of Lumee Oxygen. When a datapoint is desired, the firmware of the reader instructs the device to pulse a light source shining an excitation light of a specific wavelength to illuminate the sensor under the skin. The return fluorescent light from the sensor is then detected by the reader via a series of photo detectors and the data is captured for algorithm processing. By continuously pulsing the light and capturing the return signal from the hydrogel sensor, the reader is designed to be able to collect a stream of data allowing for the continuous monitoring of the biochemistry inside the body. This device is also designed to have the capability to measure multiple wavelengths of light allowing for the capture of changes in tissue optical properties and reference chemistry signals, providing input to the data algorithm to potentially correct for variability of subject tissue types and individuals change in tissue properties over time. Additionally, the reader is designed to be able to include thermistors, or temperature-sensitive resistors, and motion detectors, enabling the collection of additional parameters the algorithm may use to increase the accuracy of the analyte measurement. The externally worn device is designed to be a durable component of the system and can be reused for multiple sensor injections.

●	Data Algorithm

Software algorithms operating in firmware and mobile applications compute clinically relevant values based on optical signals and temperature measurements provided by the reader hardware. Lumee Oxygen uses an oxygen sensor whose optical intensity, after excitation from an LED, decreases at a rate that is a function of tissue oxygen. The hardware is designed to provide rapid optical intensity measurements. The firmware fits the decrease in intensity to a model whose coefficients represent the oxygen intensity. The firmware produces a Lumee Oxygen Index (LOI) value every few seconds and the tablet application visualizes the data and determines the percent change over time. The glucose hydrogel is an intensity-based system with two dyes: a reference dye whose intensity is independent of glucose and other chemical properties of its environment, and a glucose dye whose intensity after excitation changes predictably with glucose concentration. The ratio of the glucose and reference intensity provides an approximation of the glucose signal. The glucose system is designed to use several wavelengths of light from defined LED sources and optical detectors. Every measurement sample includes 84 unique optical measurements that form a data set that is used to determine the glucose dye intensity, tissue optical properties, and position of the sensor. The hardware and firmware in the glucose system capture and store these raw measurements. The data processing on the glucose system is performed primarily on a mobile device. The mobile application computes glucose intensity changes and calibrates the values to establish a measurement of blood glucose.

The glucose algorithm in the mobile application is designed to perform a series of corrections to account for changes in the optical signals that do not originate in the glucose dye. These include correcting for variability in the LED brightness at different temperatures; correcting for changes in the reader’s position relative to the sensor, by triangulating the position of the sensor using 4 opposing LEDs that excite the reference dye; and correcting for changes in the tissue’s light absorption using 72 source-detector pairs. The reader position and tissue absorptions are computed by fitting the measurements to a principle-based optical model. Finally, the glucose signal intensity is corrected for temperature changes to account for the glucose dye’s sensitivity to temperature. The corrected optical glucose signal is calibrated into a measurement of blood glucose. Profusa’s calibration model includes support for different user calibration schemes. Profusa has also developed a collection of machine-learning models which use these same optical signals as inputs to improve corrections. These machine learning models include using the tissue optical property measurements as inputs to generate background fluorescence, a deep learning model which uses all the optical signals to generate a blood glucose estimate, and machine learning models to detect signal errors. Additionally, in conjunction of work with DARPA, Profusa developed machine learning models that operate over time-series data to detect specific events.

Both the glucose and oxygen systems have firmware and Bluetooth low energy (BLE) hardware designed to communicate between the reader and the mobile device. The mobile device is initially paired with the reader using a passkey and later utilizes 128-bit encryption for data transmission. The reader identifies if the connection between the reader and the mobile device is disconnected. It retains the data and transmits the data once the connection is re-established. The mobile device also notifies the user if a disconnection occurs.

●	App and Data Visualization

Lumee Oxygen includes a tablet device that is designed to provide real-time traces of tissue oxygen levels from multiple readers simultaneously, and allow the operator to annotate events and normalize values at a point in time to identify the relative improvement of a patient’s tissue oxygen. The system also supports PDF and CSV data export. Profusa has also developed Lumee O2 Go, currently for research use only, that operates on a mobile phone and uploads data to the cloud. This mobile application is being developed to provide real-time visualization of changes in oxygen, data annotation, and incorporation of third party data via Apple’s HealthKit.

The initial glucose professional product, once approved, is intended to allow physicians and care providers to visualize a patient’s glucose over a series of days. This first product mobile interface is designed to encourage compliance, log activities, and facilitate correct operation without providing the patients access to the system’s measured blood glucose values. The second real time use product, once approved, is planned to allow for users to have real time access to the system’s measured blood glucose values to enable care decisions. An essential feature of the glucose system is a visualization that allows the patient to correctly locate the reader over the sensor. This mobile user interface will show a real-time depiction of the reader as it is moved over the sensor in the body to maximize signal quality and optimal position.

Profusa uses Amazon Web Services (AWS) infrastructure to host and secure data. For authentication and authorization, Profusa’s web application utilizes Amazon Cognito. To provide network security, data is transmitted over the public network using TLS. All data communication from Profusa’s application is transmitted through Amazon’s Application Load Balancer which provides both data encryption and allows Profusa’s system to reside entirely on a private network. Amazon’s systems provide the capabilities to ensure that data is encrypted during transmission and at rest. Profusa’s mobile applications upload data regularly but do not rely on a network connection to operate. Nonetheless, to deliver a robust service, Profusa’s cloud infrastructure is hosted on redundant, fault-tolerant application servers, to improve availability.

The core technology platform described above is the foundation for Profusa’s future products for the measurement of real time biochemistry, including Lumee Oxygen and Lumee Glucose. By tailoring the fluorescence chemistry with the optical properties of the multi-channel reader, Profusa believes that its ability to develop products to measure other analytes and expand our product portfolio is enhanced while maintaining the key value propositions of the platform. It is conceivable in the future that Profusa may be able to develop a sensor and reader pair to measure multiple analytes within one product, creating streams of data for a biochemical panel for broader applications.

Short-Term Opportunity with Lumee Oxygen and Lumee Glucose

Realtime monitoring of validated and clinically relevant data from individuals have profound upside. By monitoring real-time metabolic parameters such as tissue oxygen and glucose, Profusa’s technology, if approved, could benefit chronic conditions affecting more than 500 million people across the world. Over the past two decades, the health care community has begun the trend of developing technology solutions to create infrastructure and real time data in an effort to bring the potential of clinical decisions away from the costly hospital and clinics to the individuals in the comfort of their homes and daily lives. From chronic conditions that can benefit from real time monitoring, such as diabetes management, dialysis treatment, infection monitoring, surgical recovery, to the infrastructure of telemedicine and remote access to healthcare professional for diagnosis and health data interpretation, the technology enabled future of health care has gained greater footing to becoming more mainstream. The total market size of telemedicine platforms have doubled from $41 billion to over $80 billion from 2019 to 2021, and the market for remote coaching platforms has also grown from hundreds of millions to just under $14 billion over the past decade. Additionally, CMS has implemented reimbursement codes for remote patient monitoring (RPM) for chronic conditions and data interpretation. This can lead to reimbursement of more than $200 monthly per patient as of 2022. Furthermore, these codes can be used in addition to existing Chronic Care Management (CCM) codes. These trends provide significant momentum for Profusa’s technology platform to potentially be the indispensable data stream to support this vision of the technology-enabled health care future, potentially replicating the impact that technology platforms such as Google have had in advertising to the high-value arena of healthcare. With respect to oxygen and glucose monitoring specifically, the size of the continuous glucose monitoring market is estimated to be approximately $2.8 billion in the U.S. and over $800 million in Europe by the end of 2024. The global oxygen monitoring market is estimated to be over $3.1 billion and $3.4 billion in 2025 and 2026, respectively.

Profusa’s plan to capture this opportunity is anchored by its product launch plan, beginning with the near-term launch of Lumee Oxygen, once approved, as it serves the critical limb ischemia wound care population. Creating a solution that aligns to a critical clinical need and demonstrating the benefit of a real time biochemical data stream from operating room to the home in ambulatory care would create credibility and capability build for Profusa on this journey. The second phase would be to launch Profusa’s glucose product, once approved, for the well-defined diabetes market and leveraging its value proposition to expand the number of patients who can benefit from CGM to beyond the current type 1 diabetes population. Profusa believes that its solution could benefit those in the type 2 and pre-diabetes populations to both potentially broaden the product reach beyond the currently available solutions, but also generate a broad set of clinical data across a large heterogeneous population to inform the clinical science behind diabetes care throughout the disease spectrum. Lastly, by adding additional analytes and partnering with the telemedicine and health and wellness coaching sectors, Profusa hopes to truly bring the power of the broad real time biochemistry data stream and create enduring value.

Lumee Oxygen for Critical Limb Ischemia management and management of peripheral arterial disease (PAD)

Peripheral arterial disease (PAD) is a vascular condition caused by the blockage of arteries below the knee of a patient. These blockages decrease the blood supply to the extremities, in this case the foot, and is characterized by pain in walking, neuropathy, resting pain, and ultimately tissue death requiring amputation. The progression of PAD is described clinically by the Rutherford Scale, a medical classification describing seven categories of peripheral artery disease, including both the patient’s clinical symptoms as well as objective findings, with class 1 being the mildest form of the disease characterized by the patient experience foot pain from walking, to the most severe of class 6 characterized by major tissue death/loss in the foot. The classes of patients with Rutherford classes 4-6 are described as having Critical Limb Ischemia (CLI). According to articles in Endovascular Today and various market research firms, the number of cases across the United States and European Union of CLI has grown from approximately two to six million over the past 10 years and is growing at a compound annual growth rate (CAGR) of 8.3% from 2022 to 2027 due to increased diagnosis rates. This patient population usually present with multiple comorbidities, including diabetes in approximately 45% of cases CLI costs healthcare systems more than $200 billion in the United States alone annually.

The current therapeutic regimen for treating CLI is to debride the usually heavily infected wounds of the foot, to remove dead tissue to prevent further infections, and to perform vascular therapy surgically or endovascularly through ballooning and stenting the blockages of the arteries to restore blood flow to the foot. While surgical or endovascular procedures in restoring blood flow to the extremities are usually achieved in the operating room, the causality of technical success in the OR leading to healing of the wounds caused by the tissue loss of the disease is less certain. In approximately 50% of endovascularly treated cases, the wounds of these patients are not healed within six months post-surgery. This is caused by the fact that the surgical procedure performed on the large arteries in the leg does not necessarily restore oxygenation to the tissues to the wound. The need for healthy microvasculature that enables oxygen exchange between blood and tissue are compromised in this patient population. Lumee Oxygen is designed to provide the physician the data to understand whether their surgical procedure not only could restore blood flow to the lower extremities, but more importantly, whether the tissue in the effective area is receiving sufficient oxygen as a result.

Lumee Glucose for Diabetes Management

Diabetes is a chronic metabolic disorder suffered by more than 400 million individuals globally, according to the World Health Organization, and approximately 1 billion individuals when including pre-diabetic patients. The cause of this condition is due to the patient’s inability to product or use insulin, which cause the body to ineffectively manage the level of blood glucose. The resulting inability to maintain adequate control of blood glucose level cause a variety of serious downstream health conditions and complications including vascular disorders, chronic wounds and tissue loss, amputations, heart disease, kidney malfunction, blindness, coma, and even death. Unfortunately, diabetes is a condition that continues to see global rise in patient populations due to lifestyle choices, improvements in global living standards which lead to dietary changes, and the increase in the aging population.

Diabetes can be characterized into three populations: type 1 diabetes, type 2 diabetes, and pre-diabetes. Type 1 diabetes is a genetic disorder that typically develops while the patient is in childhood and is primarily caused by the patient’s inability to produce insulin, or inability to respond to the presence of insulin (insulin resistance). Patients suffering from type 1 diabetes must maintain their glucose level in healthy range through the frequent and dose-specific administration of insulin. Type 1 diabetes is a genetic disorder that is characterized by the patient’s inability to either produce the hormone insulin, or becomes resistant to the effect of insulin in the management of their blood glucose levels. Individuals suffering from type 2 diabetes similarly have impairments that lead to the body’s inability to manage glucose well. This is primarily caused by either the body’s insufficient production of insulin, or cells’ poor response to insulin. Type 2 diabetes is primarily a chronic condition that is lifestyle driven, and usually present symptoms later in a patient’s life. Those who suffer from type 2 diabetes usually require the management of their disease through careful monitoring of their diet and nutritional intake, level of exercise, and maintaining a regimen of oral medications or the injection of insulin to regulate their blood glucose levels within the healthy range. Pre-diabetes refers to those individuals whose blood glucose levels are higher than normal, but not high enough yet to trigger the clinical definition of type 2 diabetes. Those identified as having pre-diabetes have a much higher likelihood of developing type 2 diabetes without intervention. For individuals who have been diagnosed as pre-diabetic, the management of their condition is typically through nutritional counseling, management of their dietary habits, and exercise in an attempt to slow down the progression of their diabetes to the clinical threshold.

As the monitoring of the blood glucose level in a patient is a critical component to effectively manage the disease or progress of the disease, many individuals with diabetes utilize technologies to actively measure their blood glucose levels throughout the day. One traditional method of monitoring blood glucose levels is through self-monitoring of blood glucose (SMBG). SMBG technology approach requires the collection of a small drop of blood through lancing the fingertips and applying that drop of blood sample to a test strip which is read by a glucose meter. This traditional approach, more commonly referred to as “fingersticks”, are usually done multiple times throughout the day and night and generate a point-in-time measurement of the blood glucose level of the patient. This method is painful, at times difficult to self-administer to get an accurate reading and does not provide the important information of blood glucose trends that is important for effective disease management. Alternatively, continuous glucose monitoring (CGM) technologies are generally less painful to deploy, create a stream of continuous glucose level data to the patient and care providers throughout the day and night, and have the ability to present blood glucose trending data that is important to disease management. Current CGM solutions available to patients are often inconvenient and require frequent changes. Deployment of the technology in certain cases requires surgical implantation that is often a barrier to adoption from the points of view of both the user and physicians. Additionally, the cost of the current CGM solutions are typically at a level where insurance reimbursement will only be available to the most brittle of type 1 and 2 patients (the latter of which, to be covered by insurance, often require daily insulin intake). The high costs and cumbersome usability exclude the adoption of such solutions to the larger type-2 population, particularly those not regularly using insulin, and pre-diabetes patients who can benefit clinically from the real time glucose data.

Profusa’s Product Path and Clinical Programs

Lumee Oxygen

Lumee Oxygen is designed to be an adjunct instrument intended for continuous and long-term monitoring of the oxygen in the subcutaneous tissue in the upper extremity, shoulder, or lower extremity. In jurisdictions where it has received regulatory approval, the Platform is indicated for use in patients with potential acute and/or chronic changes in tissue oxygen levels who may benefit from monitoring. Its use in those jurisdictions in conjunction with the physician’s diagnosis and judgement has the potential to create a potential new paradigm for wound care.

Lumee Oxygen is designed, developed and manufactured by Profusa. The first generation Lumee Oxygen Platform received its CE Mark on September 27, 2016. The device had undergone significant design updates since to include wireless components. This updated platform is referred to as the Wireless Lumee Oxygen Platform to reflect this change. The Wireless Lumee Oxygen Platform received CE Mark on January 14, 2020. Profusa’s commercialization efforts of this product were critically hampered by the closure of hospitals and operating suites to non-essential personnel due to the COVID pandemic. Profusa plans to take advantage of the relaxation of COVID protocols to execute on its commercial plans in Europe beginning in early 2026.

There have been ongoing communications with FDA along the device development path in consideration of submission for FDA marketing authorization. Early during the development in 2014, it had been established with FDA that the Profusa Oxygen sensing device would be a good candidate for an Investigational Device Exemptions (IDE) application with “significant risk designation” acknowledging permanent injection of the hydrogel sensor in subcutaneous tissue. Frequent FDA communication followed during the time period 2015 - 2017 which resulted in approval of an IDE application for performing studies in the U.S. as described below. Communications with FDA in 2019 did focus on design questions for a pivotal study with the Wireless Lumee Oxygen Platform which would serve the needs of a subsequent De Novo submission. An IDE application was approved in April 2019 and a supplement to accommodate Covid pandemic conditions was subsequently approved. Nevertheless, the practical execution of the study had been significantly and negatively impacted by the pandemic due to the lack of access of non-essential personnel in health care settings. Today the pilot phase of the study has been completed confirming the pivotal study phase design, and the study will continue into the pivotal phase.

Lumee Oxygen Clinical Study Overview

The Profusa Wireless Lumee Oxygen Platform and its predecessor, the Lumee Oxygen Platform, are designed to measure changes of oxygen level in the tissue, continuously and long-term. It is designed to report oxygen levels intra-operatively during an operation at a medical facility, and/or used as a monitoring method pre- or post-operatively at a clinic. Up to four anatomical sites can be measured and reported concurrently. It is intended for use in patients with potential acute and/or chronic changes in tissue oxygen levels who may benefit from monitoring.

The features of both the Profusa Wireless Lumee Oxygen Platform and the Lumee Oxygen Platform are expected to provide added value to clinicians when compared with current alternative technologies. Both Lumee systems provide a new method for measuring tissue oxygen concentration in the interstitial fluid without perturbing the tissue after the initial injection. In addition, the Wireless Lumee Platform uses a small portable reader and tablet to display tissue oxygen. This increased usability lends itself to use within many settings, such as ambulatory care settings.

The Lumee Oxygen Platform and the Wireless Lumee Oxygen Platform do not estimate oxygen saturation in the vasculature, nor is it an averaged measurement across a large volume of tissue, rather it provides a direct measure of oxygen availability in the interstitial fluid (referred to as tissue oxygen concentration). The Lumee Oxygen sensor can be placed at a target depth of 3-6mm beneath the skin, enabling clinicians to monitor tissues of interest, and it is not limited to measurement of superficial tissue layers. Furthermore, it can provide insight into the changes occurring in tissue oxygen levels in both acute and chronic use cases. The Lumee Oxygen system has been tested in measuring changes in oxygen in specific tissues due to systemic oxygen challenges (hypoxia model), peripheral flow disturbances (occlusion/reperfusion protocols and monitoring of vascular interventions), and wound healing state (ulcerated feet in peripheral artery disease). Because of its small footprint and a portable design, the Wireless Lumee Oxygen Platform especially provides a method for continuous and long-term monitoring of tissue oxygen levels.

Lumee Oxygen Clinical Study History

The Wireless Lumee Oxygen Platform had been registered in various European countries upon CE Mark following a determination that it was equivalent to its predecessor platform, Lumee Oxygen Platform. The sensors involved are the same. The following is a description of Profusa’s clinical study history for this product from proof-of-concept through approval in Europe. To date, these clinical studies have involved 328 sensor insertions, in 45 of subjects, with no device related serious adverse events (SAE). Study results served investigational device development purposes in support of the CE approval of the first generation device in 2016.

●	Proof-of-Concept study - A Feasibility Study to Characterize the Performance of the PROFUSA Oxygen Sensor System. The first-in-human “Si Se Puede” Study used micro-oxygen sensors that were injected into the feet of patients with limb-threatening ischemia to measure oxygen changes during endovascular therapy. A total of 48 sensors were studied in 10 CLI patients and 4 healthy volunteers. The injected sensors could be readily located during measurement attempts. There were no adverse events of safety concern related to the investigational product.

●	Feasibility of Continuous Tissue Oxygen Monitoring in Healthy Adults. This study was an interventional feasibility study that was designed to characterize the performance of the Lumee Oxygen Platform in healthy adult volunteers. The analysis summarized here includes data on multiple study end points, including usability, safety, and effectiveness. Tissue oxygen levels were measured in 7 subjects (total of 14 sensors) during provocation tests that were used to induce changes in peripheral tissue oxygen. During provocations, local tissue oxygen was measured continuously using both Lumee Oxygen sensors and a commercially available transcutaneous oximetry (non-invasive measuring of oxygen levels through the skin) device. Results showed that Lumee Oxygen measurements were reliably obtained and provided signals sufficiently above a signal to noise threshold. There were no adverse events of safety concern related to the investigational product.

●	OMNIA (Oxygen Monitoring Near Ischemic Areas) European Registry Study. This study was a Post-Market Follow-up study which explored use cases and characterizing the diagnostic value of the Lumee Oxygen Platform in Critical Limb Ischemia patients. As a registry, the study intended to provide real-world experience and to prepare implementation of the Lumee Oxygen Platform in the European market. Enrollment of the study has concluded with a total of 35 subjects. There was no indication of adverse reactions specific to the hydrogels. Data analysis confirmed Lumee Oxygen is responsive to interventions during revascularization therapies.

●	Physiology Baseline Data of Tissue Oxygen Levels in Healthy Volunteers. This study was a development study was conducted in the U.S. toward the development of a next generation device and was aimed at collecting physiological integration and baseline data of tissue oxygen levels in various anatomical locations and usability data in healthy adult volunteers in daily life using a prototype version of Profusa’s Wireless Lumee Oxygen Platform. The study has been completed, it generated observations to inform wireless technology development, attachment and formfactor design, as well as software considerations for a next generation device. No design changes to Lumee Oxygen will occur prior to regulatory approval of the current existing device. Once FDA marketing authorization has been obtained, any design changes for a next generation of Lumee Oxygen will be planned, implemented, and verified and additional performance data or proof of equivalency will be submitted to FDA in an amendment to the original submission.

●	Ongoing Pivotal Study in the U.S. for submission purposes to FDA - Effectiveness of Measuring Local Tissue Oxygen in Response to Induced Hemodynamic Changes with The Profusa Wireless Lumee Oxygen Platform in Patients with PAD. This is an ongoing IDE study in the United States with the objective to assess the effectiveness of monitoring changes in local tissue oxygen with Profusa’s Wireless Lumee Oxygen Platform in comparison to transcutaneous oxygen measurements in patients with peripheral artery disease (PAD). This study characterizes the response to hemodynamic changes, or changes in cardiovascular function such as arterial pressure or cardiac output, induced by vascular occlusion tests and positional maneuvers. The study has been approved for conduct at four study sites with enrollment of up to 65 subjects.

Device Safety

As of April 14, 2026, the company is not aware of any serious adverse events (SAEs) that occurred related to Lumee Oxygen.

Continuous Glucose Monitoring product

Lumee Glucose is an investigative product development system as Profusa has yet to receive the regulatory approval necessary for commercialization in any jurisdiction. It is under development to monitor optical signals that represent glucose levels in the interstitial fluid of subcutaneous tissue continuously and long-term. This glucose sensing system is composed of 1) a Glucose Sensing Hydrogel, 2) a Hydrogel delivery/injection pen, and 3) a Hydrogel Reader and software. The software is designed to be used with a User Interface on a Tablet or Smartphone.

Lumee Glucose is designed and developed by Profusa. The Profusa Glucose First-In-Human (FIH) Platform had been approved for investigational use by the Competent Authority in Germany (BfArM) on May 4, 2018. Follow-up development studies with significantly improved Glucose Platform components, including the sensing hydrogel and reader, received approval for investigational use in several jurisdictions: by the Competent Authority in Austria (AGES) on May 8, 2020 and January 11, 2021; by the Competent Authority in Germany (BfArM) on November 26, 2020; by the Competent Authority in Vietnam (Ministry of Health) on September 10, 2020. Study conduct took place in all jurisdictions with a total enrollment of 54 subjects. The active glucose monitoring phase for up to 12 months had been completed by the end of 2021. The European studies are still open for extended safety monitoring per protocol for up to 3 years observation. The study in Vietnam does allow amendments for additional device iterations, which will be implemented as soon as practical for the next phase of Profusa’s clinical study program.

Profusa continues to have ongoing communication with the Competent Authorities in Europe for the current studies periodically reporting on extended safety observations for long-term sensor placement. Submission of new study protocols is expected in 2026, employing the first commercial generation platform demonstrating safety and effectiveness (accuracy and intended use performance) aiming at regulatory clearance purposes, i.e. CE Mark.

In parallel, the technology is going be presented to FDA to obtain Investigational Device Exemptions for study conduct in the U.S. Potential clinical study sites have been targeted and respective IDE submission documentation is in preparation. A PMA (Pre-Market Approval) pathway is expected for marketing authorization in the U.S. It will likely require a pivotal study performed in the United States with an estimated enrollment of 120 - 160 subjects and an active glucose measurement period of at least 3 months.

The first commercial implementation of Lumee Glucose will be, subject to regulatory approval, a professional-use device for retrospective data download and data evaluation by health care professionals. This approach is typical in the CGM market and will be a controlled and limited use case in preparation for the release of a fully featured real-time use CGM device generation in the near future, subject to obtaining required regulatory approval.

Lumee Glucose Clinical Study History

Lumee Glucose is a CGM product candidate that was first entered into clinical study through our first-in-human (FIH) study in 2018. To date, we have tested 108 sensors in 54 subjects in our clinical program for the glucose product, and tested 20 sensors in our FIH study in 10 subjects. These studies have been conducted in global sites in Germany, Austria, and Vietnam. No serious adverse events related to the device have been reported with safety data neither during the active 12 months post injection period nor during extended observation up to three years per protocol.

●	Proof of Concept Feasibility Assessment: The study was conducted in Germany in 2018/19. The objective of the study was to evaluate the Lumee Glucose FIH Platform in human subjects, establishing long-term Lumee Glucose measurements in the subcutaneous interstitial space as representation of glycemia. The Lumee hydrogel signal was to be compared to established glucose reference measurements of capillary blood under controlled conditions for potential signal artefacts like movement, temperature, and ambient light. Initial signal processing algorithms would be established including retrospective accuracy evaluation considering a defined relationship between the Lumee signal and blood glucose reference measurements. 10 subjects had been enrolled with insulin-dependent diabetes, male and female, of 18 years and older. The study served as Proof-of Concept for the technology and for safe use in human. Both the hydrogel sensor and the reader design have been significantly modified since in order to improve sensing sensitivity/responsiveness of the system for the subsequent study.

●	Tissue Integration and Monitoring with the Lumee Glucose Hydrogel in the Subcutaneous Interstitium: The study was conducted in Austria in 2020/21 employing two versions of the reader system and an upgraded sensor version. Twelve subjects with insulin-dependent diabetes, 18 years and older have been enrolled. The objective of the study was to evaluate tissue integration, location reliability and glucose response characteristics over a period of three and six months after sensor placement. Correlation of Lumee signals with IV sampled blood reference values was to be established during glucose excursions at meals at repeated in clinic visits. Reader localization effectiveness was checked additionally by using an infrared sensitive camera and by high frequency ultrasound. The active monitoring phase has been completed. Long-term safety observations are ongoing.

●	Glucose Monitoring with the Lumee Glucose Hydrogel in the Subcutaneous Tissue: The multi-site study was initiated in Austria, Germany, and Vietnam in August/October 2021. Total of 54 subjects across all sites with insulin-dependent diabetes, 18 years and older have been enrolled. The objective of the study was to evaluate glucose response characteristic of the Lumee Glucose hydrogel in tissue over a period >3 months with active monitoring sessions and 3 years of placement safety observations. Analysis endpoints did include: Correlation of Lumee signals with IV sampled blood reference values, Signal processing/algorithm effectiveness, correction approaches for motion, temperature, ambient light, signal stability over time. Selected in-clinic 24-hour monitoring sessions were performed.

Demographics For Lumee Glucose Studies

A total of 54 subjects have been enrolled with 108 Lumee Glucose sensors injected and 398 study visits completed. These visits have yielded 745 glucose traces and more than 18,000 paired reference points.

Site		1	2		3	4
Location		Germany	Austria		Vietnam	Vietnam
Subjects		12	12	16	7	7
Data Sets		121	60	124	63	68
Diabetes	Type 1	12	9	15	0	1
	Type 2	0	3	1	7	6
Gender	Male	10	8	9	2	6
	Female	2	4	7	5	1
Age (years)	Mean	60	55	43	57	55
	Min	44	29	20	45	40
	Max	69	82	72	66	62
BMI (kg/m2)	Mean	27.2	26.5	26	25.3	26.3
	Min	22.7	21.6	19.7	18.2	19.3
	Max	40.2	40.1	40.3	31.1	34.9
Therapy (%)	Insulin	100	100	94	0	29
	Oral	0	0	0	71	29
	Both	0	0	6	29	42
HbA1C (%)	Mean	6.9	7.5	-	9.6	8.6
	Min	6	6.3	-	6.7	7.7
	Max	7.9	9.3	-	14.8	9.4

Results

The feasibility study at the four clinical sites provided data on sensor locatability, system performance (the ability to accurately estimate glucose), in addition to monitoring for adverse events. All the sensors were locatable. The feasibility study was not designed and powered to provide a robust estimate of the commercial performance of the system, however, data collected in the study enabled the refinement of the algorithm. Using the data, Profusa was able to show evidence of the system’s ability to track glucose. Data indicate that the sensors were responsive to glucose during the study period and provided a significant body of data for algorithm development and evaluation. Performance analysis of the data yielded an aggregate mean absolute relative difference (MARD) of 11.7% for sessions from 7 - 90 days post-injection. The consensus error grid and cumulative MARD distribution are presented below, representing 163 sessions from 37 patients that passed the data quality filters, resulting in 2406 paired blood glucose reference points. Data quality filters that were developed and automated during the algorithm development exclude problematic traces including poorly placed readers over the sensor, unexpected fluorescence contamination of the skin surface over the sensor, and poor adhesion of the reader over the sensor yielding low signal to noise.

The figure above shows a standard Consensus Error grid, which is a tool used to evaluate the accuracy of blood glucose meters. It visualizes the paired data points that passed the quality filters. This includes 163 sessions of data collection approximately 6 hours in duration from 37 patients over the course of 90-days. Measured signals are calibrated using 3-point blood glucose calibration in each session. Each dot on the figure shows the relationship between the Profusa reported blood glucose value (Y-axis) compared with the corresponding reference measured blood glucose value (X-axis). The colors of the dots distinguish patients. The grid is divided into zones signifying the degree of risk posed by the incorrect measurement: zone A represents no effect on clinical action; zone B represents altered clinical action - little or no effect on clinical outcome; zone C represents altered clinical action - likely to affect clinical outcome; zone D represents altered clinical action - could have significant medical risk; and zone E represents altered clinical action - could have dangerous consequences.

The pair of figures above shows an alternative visualization of the data presented above. For each data collection session, the system accuracy (MARD) is computed. The per-session MARD distribution shows performance across the 163 sessions. “Held-out test set” refers to the machine learning technique. Following the FDA’s recommendations for utilizing machine learning, the algorithm used to process the data was not used in its training.

Glucose predictions modeled from held-out clinical sessions

Performance beyond 90 days was also evaluated in two separate groups - days 91 - 150 and days 151 - 275.

The figures above were processed using the same filters and methods as in prior figures. Subjects had the opportunity to stay in the study after 90 days from the initial injection. The population of 13 subjects in the 91 - 150 days period and 8 subjects in the 151 - 275 day period is a subset of those in the initial 90 - day data.

Device Safety

As of April 14, 2026, the company is not aware of any serious adverse events (SAEs) that occurred related to Lumee Glucose. As of the study closure at the end of 2023 and related study report, seven adverse events (AEs) related and four AEs possibly related to Lumee Glucose were reported. All of the related and possibly related AEs were mild, such as slight pain or small induration, or thickening and hardening of the skin. All but one of the AEs resolved within three days, and the last AE resolved within 12 days.

Commercial Strategy

Profusa’s commercial strategy centers around leveraging its core expertise in product development and scientific excellence, while augmenting its capabilities through local partnerships in commercial execution. For Lumee Oxygen and Lumee Glucose, Profusa aims to continue investing in its key opinion leader relationships and create clinical relevancy through building upon its current body of publications and conference presentations. To date, Profusa has been featured in more than 25 publications in peer-reviewed journals and public presentations of its science and product applications. None of these publications were commissioned by Profusa or written at the direction of Profusa’s management, but certain service providers of Profusa have served as co-authors for some of these publications. Additionally, Profusa’s goal is to build upon our distribution strategy to create a network of commercial partners covering key geographic regions, while building focused technical sales leadership team to manage key local relationships and maintain performance excellence of its local distribution partners. Lastly, Profusa plans to strategically engage in commercial B2B relationships to capture a portion of the large coaching, telemedicine, and health and wellness segments.

Lumee Oxygen

Profusa received CE approval for Lumee Oxygen on January 28, 2020. Due to pandemic-related restrictions at hospitals and clinics for non-essential personnel visits, Profusa was unable to carry out its commercialization plans in Europe. Profusa anticipates initiating its commercialization effort beginning in early 2026. By taking advantage of the identified distributor partners in key countries in Europe, Profusa’s marketing infrastructure and collateral, the KOL network and associated publications and conference presentations, Profusa expects to be able to accelerate its product launch in Europe. Profusa is also in the midst of its clinical program for U.S. approval. Profusa anticipates being able to launch Lumee Oxygen in the U.S. late 2026, subject to regulatory approval.

Glucose Product

Profusa’s strategy to commercialize its glucose CGM product will mirror that of Lumee Oxygen. While there are a few large companies with significant CGM offering, the large patient population and the high cost to health care system have attracted many other attempts to provide alternative solutions by other potential healthcare companies. Unfortunately, those attempts have historically been unsuccessful technically, and unproductively economically for these companies. Profusa believes that upon achieving the clinical and regulatory milestones over the next 18 months, it could become an attractive candidate to partner with one of these large players and leverage their commercial footprint to enter this patient population.

Data Partnerships

Profusa believes that the data stream its platform can generate could become a critical component of solutions being offered today in sectors such as telemedicine, pre-diabetes management, lifestyle coaching platforms/apps, and health and wellness apps. Profusa bases this hypothesis on the belief that clinically relevant data, in real time, is central to these AI-driven platforms’ ability to deliver automated meaningful insights to the users. In telemedicine, a physician/patient interaction would be more efficient if real time biochemistry parameters are available during the tech-enabled visit. As these platforms and apps are also much more consumer-oriented, the user-experience and cost of the real-time sensor technology need to be aligned to the user expectation and consumer cost levels. Profusa believes its technology could ultimately be that enabling data stream to these other high-growth healthcare sectors.

Profusa’s strategy to enter and create value in these more consumer sectors centers around a B2B approach. The relationships and expertise of reaching a large scale consumer-based population belong with the telemedicine and apps providers. Additionally, the cost of customer acquisition and marketing infrastructure to acquire users are high and complex. Profusa’s aim is to partner with these providers on a B2B level, and make available our technology and data stream to enable our partner’s success. This approach would align the core competencies of the respective organizations, while creating value for both partners. The partner would have a data stream that drives their adoption and business model, while Profusa would benefit from accessing a large user population without the associated marketing and user acquisition costs.

Key Opinion Leaders (KOLs)

Profusa has worked with a small number of key opinion leaders (KOLs) in both oxygen and glucose applications, receiving their advice and expertise on product development, physician use cases, clinical needs, and clinical study support. In certain instances, KOLs are the principal investigators in Profusa’s clinical studies and have summarized its product and clinical data in podium talks at major conferences and through publications. With the exception of two KOLs who provided services to Profusa and received stock options for 10,000 shares and 30,000 shares, respectively, of Profusa’s Common Stock, KOLs are not compensated or provided equity awards; however, KOLs do receive customary expense reimbursement.

Intellectual Property

Profusa protects its intellectual property through patents, trade secrets, and copyright/trademarks. Additionally, Profusa requires all officers, employees, and third parties to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to Profusa of all inventions made during the course of their employment or consulting relationship. Profusa also enter into nondisclosure agreements with its commercial counterparties and limits access to, and distribution of, its proprietary information. Except in the case of certain software, Profusa currently require no third party licenses.

Patents and applications cover several different technology classes, including in vivo sensors, sensor signaling chemistry compositions and scaffolding compositions, methods of and apparatus for sensor interrogation by fluorescent readers, data reduction algorithms for signal processing, and combined biochemical data and sensor data methods. As of April 14, 2026, Profusa owns 25 issued U.S. patents and 32 rest-of-world patents, including patents in Australia, Canada, China, Europe, Hong Kong, India, Japan, South Korea, and Israel. Profusa’s issued patents expire between March 2030 and January 2040.

The table below summarizes Profusa’s portfolio of issued patents, all of which are utility patents and all of which are owned by Profusa:

Technology Addressed	Jurisdiction	Expiration Date
METHOD AND SYSTEM FOR DIRECTING A	Hong Kong	28-May-30
METHOD AND SYSTEM FOR DIRECTING A	India	28-May-30
TISSUE-INTEGRATING SENSORS	U.S.A.	6-Oct-31
TISSUE-INTEGRATING ELECTRONIC	U.S.A.	27-May-30
TISSUE-INTEGRATING SENSORS	U.S.A.	6-Oct-31
TISSUE-INTEGRATING SENSORS	U.S.A.	6-Oct-31
TISSUE-INTEGRATING SENSORS	Canada	6-Oct-31
TISSUE-INTEGRATING SENSORS	Canada	6-Oct-31
TISSUE-INTEGRATING SENSORS	Europe	6-Oct-31
TISSUE-INTEGRATING SENSORS	India	6-Oct-31
APPARATUS AND METHODS FOR DETECTING	U.S.A.	6-Jun-34
APPARATUS AND METHODS FOR DETECTING	U.S.A.	6-Jun-34
APPARATUS AND METHODS FOR DETECTING	Japan	6-Jun-34
OXYGEN SENSORS	U.S.A.	13-Mar-34
OXYGEN SENSORS	U.S.A.	13-Mar-34
OXYGEN SENSORS	U.S.A.	13-Mar-34
OXYGEN SENSORS	U.S.A.	13-Mar-34
OXYGEN SENSORS	U.S.A.	4-Jun-35
OXYGEN SENSORS	Australia	13-Mar-34
OXYGEN SENSORS	Australia	13-Mar-34
OXYGEN SENSORS	Canada	13-Mar-34
OXYGEN SENSORS	Japan	13-Mar-34
METHOD AND DEVICE FOR CORRECTING	U.S.A.	6-Mar-34
METHOD AND DEVICE FOR CORRECTING	U.S.A.	6-Mar-34
METHOD AND DEVICE FOR CORRECTING	U.S.A.	6-Mar-34
METHOD AND DEVICE FOR CORRECTING	China	6-Mar-34
METHOD AND DEVICE FOR CORRECTING	Hong Kong	6-Mar-34
METHOD AND DEVICE FOR CORRECTING	Japan	6-Mar-34
METHOD AND DEVICE FOR CORRECTING	Japan	6-Mar-34
TRANSCUTANEOUS READER FOR USE WITH	India	27-Jun-36
TRANSCUTANEOUS READER FOR USE WITH	Japan	27-Jun-36
TRANSCUTANEOUS READER FOR USE WITH	South Korea	27-Jun-36
POLYMERIZABLE NEAR-IR DYES	U.S.A.	9-Apr-40
POLYMERIZABLE NEAR-IR DYES	China	21-Dec-37
SYSTEM AND SINGLE-CHANNEL BIOSENSOR	U.S.A.	29-Dec-38
NEAR-IR GLUCOSE SENSORS	U.S.A.	27-Dec-37

Technology Addressed	Jurisdiction	Expiration Date
NEAR-IR GLUCOSE SENSORS	U.S.A.	27-Dec-37
NEAR-IR GLUCOSE SENSORS	China	27-Dec-37
NEAR-IR GLUCOSE SENSORS	Israel	27-Dec-37
NEAR-IR GLUCOSE SENSORS	Japan	27-Dec-37
NEAR-IR GLUCOSE SENSORS	South Korea	27-Dec-37
MULI-ANALYTE SENSING TISSUE-	U.S.A.	29-Jun-38
MULTI-ANALYTE SENSING TISSUE-	India	29-Jun-38
OXIDASE-BASED SENSORS AND METHOD	U.S.A.	28-Dec-38
NEAR-IR GLUCOSE SENSORS	U.S.A.	12/27/2037
NEAR-IR GLUCOSE SENSORS	U.S.A.	12/27/2037
NEAR-IR GLUCOSE SENSORS	China	27-Jun-39
NEAR-IR GLUCOSE SENSORS	Japan	27-Jun-39
NEAR-IR GLUCOSE SENSORS	South Korea	27-Jun-39
PD0130	U.S.A.	27-Jun-39
PD0130	Australia	20-Aug-40
PD0130	China	20-Aug-40
PD0130	India	20-Aug-40
PD0130	Japan	27-Jun-39
PD0130	South Korea	20-Aug-40
OPTICAL FILTER DEVICE, SYSTEM, AND	U.S.A.	19-Feb-41
OPTICAL FILTER DEVICE, SYSTEM, AND	U.S.A.	19-Feb-41
Sensors and Chemistry	US	12/21/2037
Misc	United States of America	10/20/2042
Sensors and Chemistry	US	3/13/2034
Sensors and Chemistry	US	2/7/2032
Sensors and Chemistry	US	3/13/2034
Sensors and Chemistry	US	3/13/2034
Sensors and Chemistry	US	5/11/2031
Sensors and Chemistry	US	10/6/2031
Sensors and Chemistry	US	3/13/2034
Sensors and Chemistry	US	10/6/2031
Sensors and Chemistry	US	12/27/2037
Sensors and Chemistry	US	6/16/2037
Sensors and Chemistry	US	12/27/2037
Sensors and Chemistry	US	3/14/2039
Sensors and Chemistry	US	12/22/2037
Sensors and Chemistry	US	1/3/2040

The table below summarizes Profusa’s portfolio of pending patents, all of which are utility patents and all of which are owned by Profusa:

Technology Addressed	Jurisdiction	Date of Application
Readers	Australia	8/20/2020
Readers	Canada	3/6/2014
Readers	Canada	6/27/2016
Readers	Canada	8/20/2020
Readers	China	3/6/2014
Readers	China	6/27/2016
Readers	China	8/20/2020
Readers	European Patent Office	6/6/2014
Readers	European Patent Office	3/6/2014
Readers	European Patent Office	6/27/2016
Readers	European Patent Office	8/20/2020
Readers	Hong Kong	3/6/2014
Readers	India	6/27/2016
Readers	India	8/20/2020
Readers	Japan	6/6/2014
Readers	Japan	3/6/2014
Readers	Japan	8/20/2020
Readers	Republic of Korea	6/27/2016
Readers	Republic of Korea	8/20/2020
Readers	United States of America	10/4/2021
Readers	United States of America	6/27/2016
Readers	United States of America	2/11/2022
Readers	United States of America	2/19/2021
Sensors and Chemistry	Australia	12/27/2017
Sensors and Chemistry	Australia	6/27/2019
Sensors and Chemistry	Australia	6/28/2019
Sensors and Chemistry	Canada	12/27/2017
Sensors and Chemistry	Canada	6/29/2018
Sensors and Chemistry	Canada	6/27/2019
Sensors and Chemistry	Canada	6/28/2019
Sensors and Chemistry	China	3/13/2014
Sensors and Chemistry	China	12/21/2017
Sensors and Chemistry	China	12/27/2017
Sensors and Chemistry	China	6/27/2019
Sensors and Chemistry	China	6/28/2019
Sensors and Chemistry	European Patent Office	12/21/2017
Sensors and Chemistry	European Patent Office	12/27/2017
Sensors and Chemistry	European Patent Office	6/27/2019
Sensors and Chemistry	European Patent Office	6/28/2019
Sensors and Chemistry	Hong Kong	10/6/2011
Sensors and Chemistry	India	12/27/2017
Sensors and Chemistry	India	6/29/2018
Sensors and Chemistry	India	6/27/2019
Sensors and Chemistry	Japan	6/27/2019
Sensors and Chemistry	Republic of Korea	12/27/2017

Technology Addressed	Jurisdiction	Date of Application
Sensors and Chemistry	Republic of Korea	6/29/2018
Sensors and Chemistry	Republic of Korea	6/27/2019
Sensors and Chemistry	US	11/4/2019
Sensors and Chemistry	US	6/26/2023
Sensors and Chemistry	US	12/8/2020
Sensors and Chemistry	US	5/26/2020
Sensors and Chemistry	US	9/14/2020
Sensors and Chemistry	US	6/27/2019
Misc	Canada	4/21/2021
Misc	Japan	4/21/2021
Misc	Patent Cooperation Treaty	4/21/2021

Manufacturing and Quality Systems

Profusa manufactures class III medical device implantable sensors within an ISO compliant manufacturing facility and quality system. All internal manufacturing activities are conducted and managed per current Good Manufacturing Practices (cGMP), which are the recognized standards for the FDA and other global regulatory agencies. Profusa manufacturing processes comply with all aspects of cGMP and has procedures in place for the following activities: Supplier selection, evaluation and monitoring, Incoming receiving inspection requirements, Documented manufacturing procedures and work instructions, Operator training program, and compliant manufacturing spaces including a certified, class 7, controlled environment room (CER). Over 90% of the implantable sensor manufacturing process, including production, cleaning, sizing, testing and packaging is conducted within a clean room, which is inspected and certified on a quarterly basis.

Additionally, all devices are produced utilizing a validated production process with multiple inspection and testing points to ensure quality throughout the process. The overall process, including embedded test methods, is re-validated as necessary to ensure continued compliance with cGMP over time. All manufacturing steps, materials, equipment, personnel and tools utilized in the production process are documented in highly detailed Device History Records (DHR) to provide a written production history. The DHR also documents demonstrated compliance to Manufacturing Process Instructions (MPI) used and followed throughout the process.

Externally, Profusa only selects, utilizes, and monitors qualified vendors for services or products related to manufacturing processes, which include Contract Manufacturers, and Testing and Sterilization services. Prior to selection, Profusa Quality Assurance conducts on-site Quality System audits to ensure they are compliant with cGMP requirements and any other required regulatory requirements. Additionally, all external produced products or services conducted for Profusa manufactured products undergo testing at nationally accredited and certified testing facilities and must meet Incoming Inspection criteria which Profusa had previously established prior to acceptance and utilization.

Competition

The competitive landscape regarding both the Lumee Oxygen and Lumee Glucose sensing systems, if approved, is multi-faceted, with many companies with device offerings that provide biochemical data in real time, as further described below.

Lumee Oxygen is designed to be used complementarily with angiographic (radiographic visualization of blood vessels after injection of a radiopaque substance) and computer tomographic (imaging of parts of the body with any kind of penetrating waves) technologies, or alone. We anticipate the creation of a guidance algorithm to be used by a physician or other vascular specialist to incorporate both Lumee Oxygen values and angiographic or computer tomographic readings.

Examples of such technologies include digital subtraction angiography devices developed by Philips or Computed Tomography (CT) for peripheral use developed by Siemens Healthineers.

Lumee Oxygen will also compete with devices that use transcutaneous oximetry (TCPO2) to measure peripheral perfusion, such as those developed by Perimed AB, Radiometer Medical or SenTec AG, to name examples.

Furthermore, doppler or cuff devices measuring Ankle-Brachial Index (ABI), Toe-Brachial Index (TBI) or Segmental Pressure Values (SPP), as well as those enabling Pulse Volume Recording (PVR) are anticipated to be competitive with Lumee Oxygen. Other experimental approaches include Near-Infrared Spectroscopy (NIRS) for peripheral purposes.

In the personal use case, Lumee Glucose will compete with existing Continuous Glucose Monitoring technologies, including those manufactured by Dexcom, Abbott, Medtronic, Senseonics, Diamontech, Movano and Nemaura Medical. Each of these companies currently market Continuous Glucose Monitoring products that target both Type 1 and Type 2 diabetes patients, as well as pre-diabetics.

In the professional use case Lumee Glucose will compete with Dexcom, Abbott and Medtronic technologies. Profusa anticipates the launch of multiple noninvasive technologies in the next years which may affect the competitive landscape, which may take the form of wristbands or smartwatches.

Government Regulation

United States Food and Drug Administration

In the United States, our products are subject to regulation by the FDA as medical devices pursuant to the Federal Food Drug and Cosmetic Act (FDCA). The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a De Novo application, or approval of a premarket approval (PMA). Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Based on discussion with FDA to date, we believe that Lumee Oxygen is a Class III device and that Lumee Glucose is a Class III device.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “De Novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. If a De Novo request is granted, the device may be legally marketed and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not approved through De Novo review, then it must go through the standard PMA process for Class III devices.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

PMA Approval Pathway

Class III devices require approval of a PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA application, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA devices are also subject to the payment of user fees.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). A PMA may include post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported the PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. None of our products are currently marketed pursuant to a PMA.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. To market low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, a manufacturer may request a De Novo down-classification. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A medical device may be eligible for De Novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent or a manufacturer may request De Novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 calendar days following receipt of the De Novo application, although in practice, the FDA’s review may take significantly longer. During the pendency of the FDA’s review, the FDA may issue an additional information letter, which places the De Novo request on hold and stops the review clock pending receipt of the additional information requested. In the event the De Novo requestor does not provide the requested information within 180 calendar days, the FDA will consider the De Novo request to be withdrawn. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the De Novo request for classification if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. In the event the FDA determines the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the De Novo request for classification. When the FDA grants a De Novo request for classification, the device is granted marketing authorization and further can serve as a predicate for future devices of that type, through a 510(k) premarket notification.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;

●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;

●	requirements related to promotional activities;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Quality Systems Regulation Requirements

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. The QSR also requires, among other things, maintenance of records and certain documentation, a device master file, device history file, and complaint files. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. As a manufacturer, we are subject to periodic scheduled or unscheduled audits or inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	FDA untitled letters, FDA Form 483s, FDA warning letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

●	recall, detention or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;

●	withdrawing of 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

The FDA can also publish Safety Communications or Letters to Health Care Providers when the agency becomes aware of new issues involving a specific product, or more broadly, a product family. These communications are posted on the FDA’s website and describe the FDA’s analysis of a current issue and provide specific regulatory approaches and clinical recommendations for patient management.

Healthcare Laws

Coverage and Reimbursement

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for our product candidates, either directly or through procedures utilizing our products performed by health care providers, once approved, will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which items and services they will cover and establish reimbursement levels. Assuming coverage is obtained for the relevant items and/or services covering a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate to cover our costs or may require co-payments that patients find unacceptably high. Patients and their providers generally rely on third-party payors to reimburse all or part of the costs associated with our products. Physicians are unlikely to order, and patients are unlikely to use, our products unless coverage is provided and the reimbursement is adequate to cover all or a significant portion of the direct or indirect cost of our products. Therefore, coverage and adequate reimbursement for new products is critical to the acceptance of such new products. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost alternatives are already available or subsequently become available.

Government authorities and third-party payors are developing increasingly sophisticated methods of cost containment, such as including price controls, restrictions on coverage and reimbursement, and requirements for substitution of less expensive products and procedures. Government and other third-party payors are increasingly challenging the prices charged for health care items and procedures, examining the cost effectiveness of products, in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement. Further, no uniform policy requirement for coverage and reimbursement exists among third-party payors in the United States, which causes significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Therefore, coverage and reimbursement can differ significantly from payor to payor and health care provider to health care provider. As a result, the coverage determination process is often a time-consuming and costly process that requires the provision of scientific and clinical support for the use of new products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may also be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved or cleared by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for, directly or indirectly, in all cases or at a rate which the health care providers who purchase those products will find cost effective. Additionally, we expect pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes.

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval or clearance. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval or clearance.

Healthcare Reform

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access.

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the costs of health care and, more generally, to reform the U.S. healthcare system. For example, in March 2010, the ACA was enacted, which included changes to the coverage and payment for products under government health care programs. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, on June 17, 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA without ruling on the merits of the constitutionality arguments. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits.

Most recently, the Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including medical devices.

Other legislative changes designed to reduce healthcare expenditures have been proposed and adopted in the United States since the ACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA and the Infrastructure Investment and Jobs Act, will remain in effect until 2031 unless additional Congressional action is taken (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022). To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

ITEM 1A. RISK FACTORS

Investing in our securities includes a high degree of risk. Prior to making a decision about investing in our securities, you should consider carefully the specific factors discussed below, including the matters addressed under the heading “Cautionary Note Regarding Forward-Looking Statements,” together with all of the other information contained in this Annual Report on Form 10-K (the “Annual Report”). The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on Profusa’s business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of Profusa Common Stock could decline, and you could lose part or all of your investment. There may be additional risks that we do not presently know, or that we believe are immaterial as of the date hereof.

Risk Factor Summary

The summary below provides an overview of many of the risks we face, and a more detailed discussion of risks is set forth below. Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:

●	We have substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

●	We have a limited operating history on which to assess the prospects for our business and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.

●	We have incurred significant losses in the past and will likely incur losses in the future.

●	We have been notified by Nasdaq of our failure to comply with certain Nasdaq Global Market continued listing requirements and if we are unable to regain compliance with all applicable continued listing requirements and standards of the Nasdaq Global Market, our Common Stock could be delisted from the Nasdaq Global Market.

●	We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

●	We operate in a highly competitive market and face competition from large, well-established companies with significant resources, and, as a result, we may not be able to compete effectively.

●	The research and development efforts we undertake independently, and in some instances in connection with our collaborations with third parties, may not result in the development of commercially viable products, the generation of significant future revenues or adequate profitability.

●	We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.

●	There are a variety of oxygen monitoring and CGM products and technologies, and consumer confusion about product features and technology could lead consumers to purchase competitive products instead of our products, or to conflate any adverse events or safety issues associated with oxygen monitoring and CGM products with our products, which could adversely affect our business, financial condition and results of operations.

●	We expect the commercialization of the Lumee Oxygen Platform to generate nearly all our commercial revenue until we obtain regulatory approval for additional products.

●	We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, noncompliance and/or price fluctuations, which could harm our business.

●	The size and expected growth of our addressable market has not been established with precision, and may be smaller than we estimate.

●	In the unlikely event that payment of certain outstanding promissory notes issued by Profusa to its founders and insiders is demanded at an inopportune time for Profusa, Profusa’s management believes it would still have sufficient funds to operate its business, but may need to adjust certain expenditures or raise additional funds to operate at its currently planned levels.

●	There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

●	We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to penalties, be excluded from participation in government programs, and/or be required to make significant changes to our operations.

●	If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA, De Novo, or 510(k) applications or supplements, we may be unable to commercialize our CGM systems under development, which could impair our business, financial condition and operating results.

●	Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

●	Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.

●	We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

●	Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

●	Several inventions covered by our patent portfolio were made using U.S. government funding. The U.S. government has an irrevocable, non-exclusive, royalty-free license to use such other inventions.

●	We identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Profusa does not intend to pay cash dividends for the foreseeable future.

Profusa currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on its financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.

We have been notified by Nasdaq of our failure to comply with certain Nasdaq Global Market continued listing requirements and if we are unable to regain compliance with all applicable continued listing requirements and standards of the Nasdaq Global Market, our Common Stock could be delisted from the Nasdaq Global Market.

Our Common Stock is listed on the Nasdaq Global Market and to maintain our listing, we are required to satisfy continued listing requirements. There can be no assurance we will continue satisfying such continued listing requirements, which include among other requirements, that the closing bid price of our Common Stock be at least $1.00 per share and that that the market value of our publicly held shares of Common Stock be at least $1 million.

On September 11, 2025, we received two notices from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“the Staff”): (i) a notice (the “MVLS Notice”) indicating that, based on Nasdaq’s review of the market value of listed securities (“MVLS”) of the Company’s Common Stock from July 29, 2025 through September 10, 2025, the Company no longer satisfies Nasdaq Listing Rule 5450(b)(2)(A), which requires companies listed on the Nasdaq Global Market to maintain a minimum MVLS of $50,000,000 (the “MLVS Requirement”), and (ii) a notice (the “Bid Price Notice”) indicating that, based on Nasdaq’s review of the closing bid price of the Company’s Common Stock over the same period, the Company no longer satisfies Nasdaq Listing Rule 5450(a)(1), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Staff provided the Company with an initial period of 180 calendar days, or until March 10, 2026, to regain compliance with the MLVS Requirement and the Minimum Bid Price Requirement.

In addition, on October 27, 2025, the Company received a letter from the Staff notifying the Company that, for the previous 30 consecutive business days, the Company’s market value of publicly held shares was below the $15,000,000 threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “Market Value Requirement”). The Staff provided the Company with an initial period of 180 calendar days, or until April 27, 2026, to regain compliance with the Market Value Requirement.

On February 9, 2026, the Company effected a 1-for-75 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Unless the context expressly indicates otherwise, all references to share and per share amounts referred to herein give effect to the Reverse Stock Split.

On March 11, 2026, we received a staff determination letter from the Staff indicating that we have not regained compliance with the Minimum Bid Price Requirement. The Staff previously provided a 180-day compliance period that expired on March 10, 2026; we did not regain compliance by that date. As a result, our securities are subject to delisting from The Nasdaq Global Market. In addition, the Staff indicated in its March 11, 2026 letter that we also did not regain compliance with the MVLS Requirement by March 10, 2026. The Staff stated that this MVLS deficiency is an additional basis for delisting. We have exercised our right to appeal the delisting decision, and were notified on March 19, 2026 that the delisting action has been stayed. Profusa’s hearing with the Nasdaq Hearings Panel is scheduled for April 21, 2026.

There can be no assurance that the Company will be able to comply with all of the obligations placed on us by Nasdaq in order to regain compliance with such Nasdaq Global Market continued listing standards, and, assuming that we are able to comply with such obligations, that we will be able to continue to comply with such Nasdaq Global Market listing standards in the future, including the Minimum Bid Price Requirement and the Market Value Requirement. If we fail to regain compliance by the initial 180-day periods set forth above, we may not be successful in any appeal to Nasdaq to grant additional extensions, or in the event that we are successful, we may not be able to regain compliance by such additional extension date. In the event that we are not successful in such appeal or we are not able to regain compliance with such requirements by any applicable date, our Common Stock will be subject to delisting from Nasdaq. Additionally, assuming we are able to comply with all such obligations, if we fail to comply with all applicable Nasdaq listing requirements now or in the future, our Common Stock may be subject to delisting from Nasdaq.

In the event of such a delisting and that the Common Stock is not eligible for trading on another national securities exchange, trading of our Common Stock could be conducted in the over-the-counter market operated by the OTC Markets Group, Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange. Additionally, in the event of such delisting, we may be subject to penalties or defaults under certain of our material agreements, which could materially and adversely affect our business, operating results and financial condition.

In order to retain its Common Stock listing, the Company intends to apply to transfer from the Nasdaq Global Market to the Nasdaq Capital Market. There can be no assurance that the Company will be able to successfully transfer to Nasdaq Capital Market or be able to comply with all of the listing requirements of Nasdaq Capital Market. In the event of such unsuccessful transfer or a delisting, and that the Common Stock is not eligible for trading on another national securities exchange, trading of our Common Stock could be conducted in the over-the-counter market operated by the OTC Markets Group, Inc.

There can be no assurance that our increased stock price following the Reverse Stock Split will remain at a price that will be sufficient in order to meet any continued requirements and policies of Nasdaq or that our Common Stock will remain listed on Nasdaq.

There is no guarantee that, following the Reverse Stock Split, the price of our Common Stock will stay above the minimum listing requirements required by Nasdaq. Further, there can be no assurance that the market price of our Common Stock will remain at the level required for continuing compliance with the minimum price requirements. It is not uncommon for the market price of a company’s Common Stock to decline in the period following a reverse stock split. If the market price of our common were to experience such a decline, or if other factors unrelated to the number of shares of our Common Stock outstanding, such as negative financial or operational results, adversely affect the market price of our Common Stock, that may jeopardize our ability to meet or maintain the minimum bid price requirement of the exchange on which our Common Stock is listed.

Risks Related to Our Business and Operations

We have a history of net losses, and we may not achieve or maintain profitability in the future.

We have incurred net losses and negative cash flows from operations and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future, due in part to our continued investment in our business. We incurred a net loss of $35.8 million and $9.2 million for the years ended December 31, 2025 and 2024, respectively, and had an accumulated deficit of $160.8 million and $125.0 million as of December 31, 2025 and 2024, respectively. We expect our costs to increase in future periods as we continue to expend substantial resources on research and development, expansion into new markets, marketing and general administration (including expenses related to being a public company). The net losses we incur may fluctuate significantly from quarter to quarter.

Our long-term success is dependent upon our ability to generate increased revenue, obtain additional capital when needed and, ultimately, to achieve and maintain profitable operations. We will need to generate significant additional revenue and successfully manage our research and development and other expenses to achieve and maintain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Our failure to achieve or maintain profitability could negatively impact our stock price.

We have substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, management has included disclosures in Note 1 of the financial statements and our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025 with respect to this uncertainty. Our audited 2025 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate certain of our operations, and our stockholders could lose all, or a significant portion, of their investment in us.

We have a limited operating history on which to assess the prospects for our business and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we continue to commercialize our existing products and services and seek to develop and commercialize new products and services.

Since inception, we have devoted substantially all of our financial resources to developing our products and related services. We have financed our operations primarily through the issuance of equity and debt securities. We have incurred significant losses. The amount of our future net losses will depend, in part, on regulatory approval, commercialization and on-going development of our products and related services, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for several years as we continue to commercialize our Lumee Oxygen and Glucose Platform and seek to develop and commercialize new products and services. We anticipate that our expenses will increase substantially if and as we:

●	continue to build our sales, marketing and distribution infrastructure to commercialize our products and services;

●	continue to develop our products and services;

●	as we continue to conduct clinical studies;

●	seek to identify, assess, acquire, license and/or develop other products and services and subsequent generations of our current products and services;

●	seek to maintain, protect and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel; and

●	support our operations as a public company.

Our ability to generate future revenue from product and service sales depends heavily on our success in many areas, including, but not limited to:

●	launching and commercializing current and future products and services;

●	obtaining and maintaining marketing authorization with respect to each of our products and maintaining regulatory compliance throughout relevant jurisdictions;

●	maintaining clinical and economical value for end-users and customers in changing environments;

●	addressing any competing technological and market developments;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	establishing and maintaining manufacturing facilities;

●	establishing and maintaining distribution relationships with third-parties that can provide adequate (in amount and quality) infrastructure to support market demand for our products; and

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We have incurred significant losses in the past and will likely incur losses in the future.

We have incurred significant operating losses in the past. We have financed our operations primarily through the issuance of equity and debt. We have devoted substantial resources to:

●	research and development relating to our Lumee Oxygen and Glucose Platform;

●	clinical studies for our Lumee Oxygen and Glucose Platform;

●	execution and maintenance of our intellectual property portfolio;

●	expenses associated with the commercialization of our Lumee Oxygen Platform; and

●	expansion of our workforce.

We expect our research and development expenses to increase in connection with our continued clinical trials and other development activities related to our products. We also expect that our general and administrative expenses will continue to increase due, among other things, to our expansion of commercialization for the Lumee Oxygen and Glucose Platform and the additional operational and regulatory burdens applicable to public healthcare and medical device companies. As a result, we will likely continue to incur operating losses in the future. These losses, among other things, may have an adverse effect on our stockholders’ equity.

We may need to raise additional funding to expand the commercialization of our products and services and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize our products and services and to develop new products and services. We are working to scale our operations, develop new products and services, expand internationally, and for working capital and general corporate purposes. We may require additional capital to conduct clinical trials, expand the commercialization of our existing product and services and to develop new products and services. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

The amount of funding we may need will depend on many factors, including:

●	the revenue generated by our products;

●	the costs, timing and risks of delay of regulatory approvals;

●	the expenses we incur in manufacturing, developing, selling and marketing our products;

●	our ability to scale our manufacturing operations to meet demand for our current and any future products;

●	the costs to produce our continuous glucose monitoring systems;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the rate of progress and cost of our clinical trials and other development activities;

●	the success of our research and development efforts;

●	the emergence of competing or complementary technologies;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the cost of ongoing compliance with legal and regulatory requirements, and third-party payors’ policies;

●	the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies’ products; and

●	the acquisition of business, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If adequate funds are not available, we may not be able to commercialize our products at the rate we desire and/or we may have to delay the development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce sales, marketing, customer support or other resources devoted to our products. Any of these factors could harm our business and financial condition.

The clinical trial process is lengthy and expensive with uncertain outcomes. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.

We may not sell any of our products in any jurisdiction until we have obtained marketing authorization in such jurisdiction. None of our products are approved for commercial sale in the United States. In order to obtain marketing approval for our products in the United States and in other jurisdictions, we will be required to conduct additional clinical trials. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The long-term effects of using our products in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects.

The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Regulatory authorities may disagree with our interpretation of data and results from our clinical trials, and favorable results do not ensure that we will achieve similar results in future clinical trials. Preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and nonclinical testing in addition to those we have planned. In addition, it is possible that FDA will impose, as a condition of marketing authorization for future products, requirements that we conduct post-market surveillance studies or clinical studies as a condition of clearance or approval, which may reduce or delay our ability to obtain profitability with such products.

The initiation and completion of any clinical studies may be prevented, delayed or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

●	we may be required to submit an investigational device exemption application, or IDE, to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE and notify us that we may not begin clinical trials;

●	regulators may disagree as to the design or implementation of our clinical trials; regulators and/or institutional review boards, or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

●	we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of subjects required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available subjects for any given clinical trial, or subjects may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors, including those manufacturing products or conducting clinical trials or preclinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

●	we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;

●	regulators, IRBs or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

●	the cost of clinical trials may be greater than we anticipate;

●	clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;

●	we may be unable to recruit a sufficient number of clinical trial sites or study participants;

●	regulators, IRBs or other reviewing bodies may find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

●	approval policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval;

●	our current or future products may have undesirable side effects or other unexpected characteristics; and

●	impacts of regional or global public health crises could adversely affect any clinical trials we are conducting or plan to conduct, including by causing delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials we need for clinical trials.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Patient enrollment in clinical trials and completion of patient follow up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post treatment procedures or follow up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under applicable current good manufacturing practice, or cGMP, requirements and other regulations. Furthermore, we rely on CROs, investigators and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. Investigators may also be subject to disqualification, which may impact their ability to participate in clinical studies. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require clearance or approval by regulatory authorities in those countries. Clearance or approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Our products may not achieve or maintain market acceptance.

We have developed, and we are engaged in the development of, continuous glucose monitoring (CGM) systems, and we are in the early stages of commercializing the Lumee Oxygen Platform in the EU (in addition to ongoing clinical development of the Lumee Oxygen Platform) in the United States. Our success will depend on the acceptance of our products and services in the U.S., if approved, and international healthcare markets. We are faced with the risk that the marketplace will not be receptive to our products and services over competing products and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize our current products and services and to commercialize any potential future products and services include:

●	challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

●	anticipation and responsiveness to our competitors’ development of new products and services and technological innovations; and

●	dependence upon physicians’ and other healthcare practitioners’ acceptance of our products.

We cannot assure investors that our current products and services or any future products and services will gain broad market acceptance or that treatment guidelines will promote the market acceptance of our products. If the market for our current products and services or any future products and services fails to develop or develops more slowly than expected, or if any of the services and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

We operate in a highly competitive market and face competition from large, well-established companies with significant resources, and, as a result, we may not be able to compete effectively.

The industry in which we operate in general, and the market for products like the Lumee Oxygen and Glucose Platform and glucose monitoring devices in particular, are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants, including enhanced software capabilities, and related data and IT platforms. Our CGM products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA or other regulatory approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. In addition, certain development efforts throughout the diabetes industry, including that of the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.

If our CGM systems are approved for commercial sale, we will compete directly with the Diabetes Care division of, among others, Abbott Laboratories; Medtronic plc’s Diabetes Group; Roche Diabetes Care, a division of Roche Diagnostics; privately-held LifeScan, Inc.; and Ascensia Diabetes Care, each of which manufactures and markets products for the single-point finger stick device market. Collectively, these companies currently account for a significant amount of the worldwide sales of self-monitored glucose testing systems.

Several companies are developing and/or commercializing products for continuous or periodic monitoring of glucose levels in the interstitial fluid under the skin that compete directly with our products. Abbott has their Libre family of CGM products and Medtronic markets and sells a standalone glucose monitoring product called Guardian Connect both internationally and in the United States.

Medtronic and other third parties have developed or are developing insulin pumps integrated with CGM systems that provide, among other things, the ability to suspend insulin administration while the user’s glucose levels are low and to automate basal and bolus insulin dosing.

We also have begun to become aware of companies outside the traditional medical device sector that are attempting to develop competitive products and services, including for the general health and wellness, or population health space.

Our Lumee Oxygen Platform primarily faces competition from Siemens Healthineers, Perimed AB, SenTec AG, Radiometer Medical, MESI, ATYS Medical, among other related companies.

Some of the companies developing or marketing competing devices are large and well-known publicly traded companies, and these companies may possess competitive advantages over us, including:

●	greater name recognition;

●	established relations with healthcare professionals, customers and third-party payors;

●	established distribution networks;

●	additional lines of products, and the ability to bundle products to offer higher discounts or incentives to gain a competitive advantage;

●	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products;

●	duration of sensor life;

●	the ability to integrate multiple products to provide additional features beyond CGM systems; and

●	greater financial and human resources for product development, manufacturing, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products, which may adversely impact our business.

The research and development efforts we undertake independently, and in some instances in connection with our collaborations with third parties, may not result in the development of commercially viable products, the generation of significant future revenues or adequate profitability.

In order to address the anticipated needs of our customers, pursue new markets for our existing products, and remain competitive, we focus our research and development efforts and strategic third-party collaboration activities on the enhancement of our current products, the development of next-generation products and the development of novel technologies and services.

The development of new products, or novel technologies and services and the enhancement of our current products (including seeking and obtaining new indications for use), requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals and third-party reimbursement. The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate customer needs, innovate and develop new products, determine a feasible or timely regulatory pathway or approach, and launch those products cost effectively into multiple markets and geographies. If we are unable to successfully anticipate customer needs, innovate, develop new products and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. Failing to timely launch our products may cause them to become obsolete and materially and adversely affect our business and financial position.

The development and commercial launch timelines for our products depend a great deal on our ability to achieve clinical endpoints and regulatory requirements and to overcome technology challenges, and may be delayed due to scheduling issues with patients and investigators, requests from institutional review boards, or inquiries from regulators about our independent and collaborative product development activities, product performance and manufacturing supply constraints, among other factors. In addition, support of these clinical trials requires significant resources from employees involved in the production of our products, including research and development, manufacturing, quality assurance, and clinical and regulatory personnel. Even if our development and clinical trial efforts succeed, the FDA may not approve the products or may require additional product testing and clinical trials before approving the products, which would result in product launch delays and additional expense. If approved by the FDA, the products may not be accepted in the marketplace by physicians or users.

We may enter into collaborative arrangements to develop new products and to pursue new markets. As a result of these relationships, our operating results depend, to some extent, on the ability of our partners to successfully commercialize their systems or products. Any factors that may limit our partners’ ability to achieve widespread adoption of their systems, including competitive pressures, technological breakthroughs for the treatment or prevention of diabetes, adverse regulatory or legal actions relating to their products, or changes in reimbursement rates or policies of third-party payors relating to these products, could have an adverse impact on our operating results.

Many of the companies that we collaborate with are also competitors or potential competitors who may decide to terminate our collaborative arrangement. In the event of such a termination, we may be required to devote additional resources to product development and commercialization, we may need to cancel some development programs and we may face increased competition. Additionally, collaborations may not result in the development of products that achieve commercial success and could be terminated prior to developing any products. Former collaborators may use the experience and insights they develop in the course of their collaborations with us to initiate or accelerate their development of products that compete with our products, which may create competitive disadvantages for us. Accordingly, we cannot provide assurance that any of our collaborations will result in the successful development of a commercially viable product or result in significant additional future revenues.

Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.

The market for medical devices is characterized by rapid technological change, medical advances and evolving industry standards. Any one of these factors could reduce the demand for our devices or services or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

Our success will depend on our ability to enhance our current technology, services and systems and develop or acquire and market new technologies to keep pace with technological developments and evolving industry standards, while responding to changes in customer needs. A failure to adequately develop or acquire device enhancements or new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations.

We might have insufficient financial resources to improve existing devices, advance technologies and develop new devices at competitive prices. Technological advances by one or more competitors or future entrants into the field may result in our current devices becoming non-competitive or obsolete, which may decrease revenues and profits and adversely affect our business and results of operations.

We may encounter significant competition across our existing and future planned products and services and in each market in which we sell or plan to sell our products and services from various companies, many of which have greater financial and marketing resources than we do.

In addition, our competitors, which are well-established manufacturers with significant resources, may engage in aggressive marketing tactics. Competitors may also possess the ability to commercialize additional lines of products, bundle products or offer higher discounts and incentives to customers in order to gain a competitive advantage. If the prices of competing products are lowered as a result, we may not be able to compete effectively.

If we are unable to successfully develop and effectively manage the introduction of new products, our business may be adversely affected.

We must successfully manage introductions of new or advanced products and associated management services. Introductions of new or advanced products could also adversely impact the commercialization of Lumee™ Oxygen Platform or other existing products to consumers. For instance, the introduction or announcement of new or advanced products may shorten the life cycle of our existing products or reduce demand, thereby reducing any benefits of successful new product introductions and potentially lead to challenges in managing write-downs or write-offs of inventory of existing products. In addition, any new products may have higher manufacturing costs than legacy products, which could negatively impact our gross margins and operating results. Accordingly, if we fail to effectively manage introductions of new or advanced products, our business may be adversely affected.

We may experience challenges managing the inventory of monitors and other items, which can lead to excess inventory and discounting of our products, or alternatively insufficient inventory levels. Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, product expiration and the sale of inventory at discounted prices, which would affect our gross margin and could impair the strength of our brand. Reserves and write-downs for rebates, promotions and excess inventory will be recorded based on our forecast of future demand.

Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than our forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our products, our business may be harmed.

We must continue to develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and/or collaborate with third parties, including distributors and others, to commercialize the Lumee™ Oxygen Platform and to achieve commercial success for any of our future products. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process.

To continue to develop our sales and marketing organization to successfully achieve market awareness and sell our products, we must:

●	continue to recruit and retain adequate numbers of effective and experienced sales and marketing personnel;

●	effectively train our sales and marketing personnel in the benefits and risks of our products;

●	establish and maintain successful sales, marketing, training and education programs that educate health care professionals so they can appropriately inform their patients about our products;

●	manage geographically dispersed sales and marketing operations; and

●	effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with healthcare practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

●	We may not be able to successfully manage our sales force or increase our product sales at acceptable rates.

We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.

We only recently received CE Mark approval in the EU for our first product, the Lumee Oxygen Platform, and accordingly we have limited experience marketing and selling our products and related services. Sales of our Lumee Oxygen Platform in the EU will depend on our ability to maintain CE Mark approval, including requirements to comply with European Medical Devices Regulation and renew the CE Mark as required. Sales of Lumee Oxygen Platform outside of the EU, including in the U.S., and sales of Lumee Glucose in any jurisdiction, will depend on our ability to obtain and maintain applicable regulatory approvals in such jurisdictions. Following regulatory approvals, future sales of our products will depend in large part on our ability to effectively market and sell our products and services, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into distribution arrangements in the future. Because we have limited experience in marketing and selling our products, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective marketing and sales force, our business and operating results will be adversely affected.

We are subject to a variety of risks due to our international operations that could adversely affect our business, our operations or profitability and operating results.

We are not currently generating revenues in international countries. We currently operate clinical trial studies internationally in Vietnam, Germany and Austria and intend to continue to pursue growth opportunities outside the United States and we may increase our use of administrative and support functions from locations outside the United States, which could expose us to greater risks associated with our sales and operations. As we pursue opportunities outside the United States, we may become more exposed to these risks and our ability to scale our operations effectively may be affected.

Additionally, our international expansion efforts may not be successful and we may experience difficulties in scaling these functions from locations outside the United States and may not experience the expected cost efficiencies.

Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

●	local product preferences and product requirements;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	fluctuations in foreign currency exchange rates;

●	less intellectual property protection in some countries outside the United States than exists in the United States;

●	trade protection measures and import and export licensing requirements;

●	trade relations among the United States and foreign countries in which our customers or future customers, distributors, manufacturers and suppliers may have operations;

●	required compliance with foreign regulatory requirements and laws;

●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

●	workforce instability;

●	political and economic instability; and

●	the potential impact of tariffs and the resulting impact of administration changes in the U.S. government.

Changes in foreign currency exchange rates may reduce the reported value of our foreign currency denominated revenues, expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

There are a variety of oxygen monitoring and CGM products and technologies, and consumer confusion about product features and technology could lead consumers to purchase competitive products instead of our products, or to conflate any adverse events or safety issues associated with oxygen monitoring and CGM products with our products, which could adversely affect our business, financial condition and results of operations.

We believe that many individuals do not have full information regarding the types of oxygen monitoring and CGM products and available in the market, in part due to the lack of consumer education regarding these types of products. Consumers may not have sufficient information about oxygen monitors or CGMs generally or how these products and technologies compare to each other.

This lack of information may result in consumers purchasing devices from our competitors, even if our product would provide consumers with their desired product features. In addition, any adverse events or safety issues relating to competitive products and related negative publicity, even if such events are not attributable to our products, could result in reduced purchases of our products by consumers generally. Any of these occurrences could lead to reduced sales of our products and adversely affect our business, financial condition and results of operations.

We expect the commercialization of the Lumee Oxygen Platform to generate nearly all our commercial revenue until we obtain regulatory approval for additional products.

Our first offering is the Lumee Oxygen Platform, from which we expect to continue to derive nearly all our commercial revenue until such time as we obtain regulatory approval for additional products, such as Lumee Glucose, which may never occur. Accordingly, our ability to continue to generate revenue is highly reliant on our ability to market and sell the Lumee Oxygen Platform and to retain consumers using the product. We have not yet established that our commercial model will be successful. We cannot control the completion or timing of our distribution partners’ protocols or other internal processes or procedures, and the timing and execution of our expanded launch is dependent on our ability to distribute our products pursuant to our agreements with them.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing war in Ukraine and the Middle East conflict.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine and in the Middle East. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia, Ukraine or the Middle East, we may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the military conflict in Ukraine and the Middle East on the global economy. The scope and duration of the military conflicts in Ukraine and the Middle East are uncertain, rapidly changing and hard to predict. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

We may face risks associated with acquisitions of companies, products and technologies and our business could be harmed if we are unable to address these risks.

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

To date, the growth of our operations has been largely organic, and we have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate any acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

Our success will depend on our ability to attract and retain our personnel and manage our human capital, while controlling labor costs.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including Ben Hwang, our Chief Executive Officer, as well as other members of our management team and our research and development, manufacturing, software engineering and sales and marketing personnel. Competition for qualified personnel is intense. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have signed offer letters or employment agreements with us, but their service is at-will and may end at any point in time. In addition, all of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, in the future we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and there is no assurance that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary technical background and ability to understand our products and services at a technical level to effectively identify and sell to potential new customers and develop new products. Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts.

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are required to comply with export and import control laws, which may affect our ability to enter into or complete transactions with certain customers, business partners, and other persons. In certain circumstances, export control regulations may prohibit the export of certain products, services, and technologies. We may be required to obtain an export license before exporting a controlled item, and granting of a required license cannot be assured. Compliance with the import laws that apply to our businesses may restrict our access to, and may increase the cost of obtaining, certain products and could interrupt our supply of imported inventory.

Exported technologies necessary to develop and manufacture certain products are subject to U.S. export control laws and similar laws of other jurisdictions. We may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties, and other sanctions for violations of these laws. In certain instances, these regulations may prohibit us from developing or manufacturing certain of our products for specific applications outside the United States. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary, and nonmonetary penalties; disruptions to our business; limitations on our ability to import and export products and services; or damage to our reputation.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

As of the year ended December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $137.8 million, subject to certain limitations (including the limitations described below). If not utilized, U.S. federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire 20 years after the tax year in which such losses originated. State net operating loss carryforward amounts may also be subject to expiration. A lack of future taxable income would adversely affect our ability to utilize these NOLs.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders considered by the rules as owning, directly or indirectly, 5% or more of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis) as well as changes in ownership arising from new issuances of stock by us. Our existing NOLs may be subject to limitations arising out of previous ownership changes or in connection with the Business Combination and we may be limited as to the amount that can be utilized each year as a result of such ownership changes and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. There are additional limitations found in Sections 269, 383 and 384 of the Code that may also limit the use of NOL carryforwards that may apply and result in increased tax liability to us. Our NOLs may also be impaired under similar provisions of state law.

We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

If our manufacturing capabilities are insufficient to produce an adequate supply of product at appropriate quality levels, our growth could be limited and our business could be harmed.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on commercialization of our products, including growth of our manufacturing capacity, on research and development, and conducting clinical trials for our CGM sensors and systems. We may need funds to continue the commercialization of our current products and to develop and commercialize our sensors and systems or pursue other strategic initiatives. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of funding we may need will depend on many factors, including:

●	the revenue generated by sales of our products and other future products;

●	the costs, timing and risks of delay of additional regulatory approvals;

●	the expenses we incur in manufacturing, developing, selling and marketing our products;

●	our ability to scale our manufacturing operations to meet demand for our current and any future products;

●	the costs to produce the Lumee™ Oxygen Platform or our CGM systems;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the rate of progress and cost of our clinical trials and other development activities;

●	the success of our research and development efforts;

●	the emergence of competing or complementary technologies;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the cost of ongoing compliance with legal and regulatory requirements, and third-party payors’ policies;

●	the cost of obtaining and maintaining regulatory or payor clearance or approval for our current or future products including those integrated with other companies’ products; and

●	the acquisition of business, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If adequate funds are not available, we may not be able to commercialize our products at the rate we desire and/or we may have to delay the development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce sales, marketing, customer support or other resources devoted to our products. Any of these factors could harm our business and financial condition.

We depend upon third-party suppliers and outsource to other parties, making us vulnerable to supply disruptions, suboptimal quality, noncompliance and/or price fluctuations, which could harm our business.

We manufacture our products and procure important third-party services at numerous facilities worldwide. We purchase many of the components, materials and services needed to manufacture these products from numerous suppliers in various countries. We have generally been able to obtain adequate supplies of such materials, components and services. However, we also rely on single and/or sole sources for certain components and materials used in manufacturing our products. For example, currently we purchase all of the microbeads used in our Lumee Oxygen hydrogel from Microbeads AS, all of our glucose sensing dye from Laurus Labs, all of our reference dye from Biotium and all of our bacterial catalase from Roche. In some cases, our agreements with these and other suppliers can be terminated by either party upon short notice. Our contract manufacturers may also rely on single- or sole-source suppliers to manufacture some of the components used in our products.

Although we work with our suppliers to try to ensure continuity of supply while maintaining quality, timeliness and reliability, the supply of these components, materials and services has in some cases been, and may continue to be impacted, interrupted or insufficient. Our manufacturers and suppliers may also encounter problems during manufacturing for a variety of reasons. They may fail to follow specific protocols and procedures, fail to comply with applicable regulations, or be the subject of FDA or other regulatory authority audits or inspections that result in allegations of non-compliance (for example, resulting in Form 483 Observations, Warning Letters, or other FDA enforcement actions). Our manufacturers and suppliers may also experience or be impacted by equipment malfunction, environmental factors, and public health emergencies any of which could delay or impede their ability to meet our demand.

Further, if our sole- or single-source suppliers shift their manufacturing and assembly sites to other locations, depending on the circumstances and nature of the item supplied, in addition to quality system activities such as verification and validation, there could be a need for FDA notifications or submissions, and the new locations could be subject to regulatory inspections. If there are regulatory delays or impediments impacting our suppliers or us for any reason, we may not be able to quickly establish additional or replacement suppliers, particularly for our single-source components, in part because of the custom nature of various parts we design. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.

Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

●	we may experience a reduction or interruption in supply, and may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms from additional or replacement sources;

●	our products are technologically complex and it is difficult to develop alternative supply sources;

●	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

●	our suppliers may make errors in manufacturing components that could negatively affect the quality, effectiveness or safety of our products or cause delays in shipment of our products;

●	we may have difficulty locating and qualifying alternative suppliers for our single-source supplies;

●	switching components may require product redesign and submission to the FDA of new applications (such as new 510(k) submissions or PMA supplements) which could significantly delay production;

●	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner or at the current pricing;

●	our suppliers may discontinue the production of components that are critical to our products; and

●	our suppliers may encounter financial and/or other hardships unrelated to our demand for components, including those related to changes in global economic conditions and/or disease outbreaks, which could inhibit their ability to fulfill our orders and meet our requirements.

We also outsource certain services to other parties, including inside sales, certain transaction processing, accounting, information technology, manufacturing, and other areas. Outsourcing of services to third parties could expose us to suboptimal quality of service delivery or deliverables and potentially result in repercussions such as missed deadlines or other timeliness issues, erroneous data, supply disruptions, non-compliance (including with applicable legal or regulatory requirements and industry standards) and/or reputational harm, with potential negative effects on our results. Closure of non-essential businesses and shelter-in-place orders that may reoccur in the U.S. and globally as a result of epidemics or pandemics may also adversely impact our outsourced operations. We continue to monitor this situation closely.

We also require the suppliers, service providers and business partners of components or services for our products and related services to comply with law and certain of our policies regarding sourcing practices, but we do not control them or their practices. If any supplier, service provider or business partner violates laws or implements unethical practices, there could be disruptions to our supply chain, cancellation of our orders, a termination of the relationship with the partner or damage to our reputation, and the FDA or other regulators could seek to hold us responsible for such violations.

We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. The competition for qualified personnel in the medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize products and services and compete effectively will depend, in part, on our ability to effectively manage any future growth.

The failure to comply with U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions could materially adversely affect our business and result in civil and/or criminal sanctions.

We are currently subject to certain provisions of the U.S. Foreign Corrupt Practices Act, or FCPA, and as a public company we will be subject to additional provisions of the FCPA. The FCPA prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our planned future reliance on independent distributors to sell our products internationally demands a high degree of vigilance in enforcing our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such non-U.S. government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate.

Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation could also adversely affect the ability of our customers to purchase our products. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We may experience pricing pressures from contract suppliers or manufacturers on which we rely.

We expect that there will be supply constraints and our suppliers may continue to raise prices, which we may not be able to offset through manufacturing efficiencies or pricing actions. Pricing pressures from third parties could increase our costs and force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

Manufacturing difficulties and/or any disruption at our facilities may adversely affect our manufacturing operations and related product sales, and increase our expenses.

Our products are manufactured at two facilities located in California, with limited alternate facilities. If an event occurs at one of our facilities that results in damage to, or closure of, one or more of such facilities, or if our distributions from those facilities are limited or restricted in any way, we may be unable to manufacture the relevant products at the previous levels or at all. Because of the time required to approve and lease a manufacturing facility, an alternate facility and/or a third-party may not be available on a timely basis to replace production capacity in the event manufacturing capacity is lost.

We take precautions to safeguard our facilities, which include manufacturing protocols, insurance, health and safety protocols, and off-site storage of data. However, a natural or man-made disaster, such as fire, flood, earthquake, act of terrorism, cyber-attack or other disruptive event, such as a pandemic or another public health emergency, could cause substantial delays in our operations, damage, destroy or limit our manufacturing equipment, inventory, or records and cause us to incur additional expenses. Earthquakes and fires are of particular significance since our manufacturing facilities in California are located in an earthquake-prone area. In the event our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business. The insurance we maintain against fires, floods, earthquakes and other natural disasters and similar events may not be adequate to cover our losses in any particular case.

Customer or third-party complaints or negative reviews or publicity about our company or our products could harm our reputation and brand.

We expect to rely on customers who use our products to provide good reviews and word-of-mouth recommendations to contribute to our future growth. Customers who are dissatisfied with their experiences with our products or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include inaccurate statements and create negative publicity. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products.

The size and expected growth of our addressable market has not been established with precision, and may be smaller than we estimate.

Our estimates of the addressable market for our current products and future products are based on a number of internal and third-party estimates and assumptions, including the prevalence of diabetes across income levels and demographic profiles. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. In addition, the statements in this Annual Report relating to, among other things, the expected growth in the market for our products, are based on a number of internal and third-party estimates and assumptions and may prove to be inaccurate. For example, although we expect that the prevalence of diabetes will increase in the general population, demographic trends could shift and the prevalence of diabetes could decrease. Furthermore, even if the prevalence of diabetes increases as we expect, technological or medical advances could provide alternatives to address diabetes and reduce demand for automatic glucose monitoring. As a result, our estimates of the addressable market for our current or future products may prove to be incorrect.

Another key element of our business strategy is utilizing market research and ad hoc user feedback from our clinical studies to understand and improve our products. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed our current products and are pursuing the development of new products. However, our market research participants may represent only a small percentage of the overall market. As a result, the responses we receive may not be reflective of the broader market and may not provide us accurate insight into the desires of our potential customers. In addition, understanding the meaning and significance of such market research responses necessarily requires that analysis be conducted and conclusions be drawn. We may not be able to perform an analysis that yields meaningful results, or the conclusions we draw from the analysis could be misleading or incorrect. Moreover, even if our market research has allowed us to better understand the features and functionality consumers are seeking in our products, there can be no assurance that consumers will actually purchase our products or that our competitors will not develop products with similar features.

If the actual number of consumers who would benefit from our products, the price at which we can sell future products or the addressable market for our products is smaller than we estimate, it could have a material adverse effect on our business, financial condition and results of operations.

We or the third parties upon whom we depend may be adversely affected by disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. Any interruption in the operations of our or our suppliers’ manufacturing or other facilities may have a material adverse effect our business, financial condition and results of operations.

Our corporate headquarters are located near the San Francisco Bay Area, which has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Severe weather, natural disasters and other calamities, such as pandemics, earthquakes, tsunamis and hurricanes, fires and explosions, accidents, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, sabotage or terrorist attacks, could severely disrupt our operations, or our third-party manufacturers’ and suppliers’ operations, and have a material adverse effect on our business, financial condition and results of operations.

If a natural disaster, power outage or other event occurs that prevents us from using all or a significant portion of our headquarters or other facilities, or those of our third-party manufacturers or suppliers, that damages critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. A mechanical failure or disruption affecting any major operating line may result in a disruption to our ability to supply customers, and standby capacity may not be available. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. The potential impact of any disruption would depend on the nature and extent of the damage caused by a disaster. There can be no assurance that alternative production capacity will be available in the future in the event of a major disruption or, if it is available, that it could be obtained on favorable terms. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside our control, including, but not limited to:

●	the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as the expansion of our sales team and our facilities;

●	changes in governmental funding of life sciences research and development or changes that impact budgets or budget cycles;

●	the timing of when we recognize any revenues;

●	future accounting pronouncements or changes in our accounting policies;

●	the outcome of any future litigation or governmental investigations involving the Company, our industry or both;

●	higher than anticipated service, replacement and warranty costs;

●	the impact of political instability and military conflict, such as the conflict in Ukraine and the Middle East, which has resulted in instability in the global financial markets and export controls, and which could result in supply disruptions for us; and

●	general industry, economic and market conditions and other factors, including factors unrelated to our operating performances or the operating performance of our competitors.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.

This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to further commercialize products or generate revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the market price of our Common Stock could decline.

If our financial performance fails to meet the expectations of investors and public market analysts, the market price of our Common Stock could decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our Common Stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

●	our inability to manufacture an adequate supply of product at appropriate quality levels and acceptable costs;

●	possible delays in our research and development programs or in the completion of any clinical trials;

●	a lack of acceptance of our products in the marketplace;

●	the inability of customers to receive reimbursements from third-party payors;

●	the purchasing patterns of our customers;

●	failures to comply with regulatory requirements, which could lead to withdrawal of products from the market;

●	our failure to continue the commercialization of any of our products;

●	competition;

●	inadequate financial and other resources; and

●	global political and economic conditions, political instability and military hostilities.

In the unlikely event that payment of certain outstanding promissory notes issued by Profusa to its founders and insiders is demanded at an inopportune time for Profusa, Profusa’s management believes it would still have sufficient funds to operate its business, but may need to adjust certain expenditures or raise additional funds to operate at its currently planned levels.

We have issued a number of promissory notes and convertible notes to our founders, insiders and related parties, as well as other third parties, a number of which are payable on demand, past due, or have matured. As of December 31, 2025, we had approximately $1.3 million in promissory notes outstanding, inclusive of accrued and unpaid interest. Many of these promissory notes do not have a stated maturity and certain notes are past due. As a result, we are currently in default under certain of these notes, and the related balances are classified as current liabilities on our consolidated balance sheets. In addition, as of December 31, 2025, we had outstanding convertible promissory notes issued to related parties, including a convertible note held by Tasly, which has matured and is payable at its principal amount plus accrued interest. We also assumed certain related-party debt and note obligations in connection with the July 2025 Business Combination with Northview, including convertible and non-convertible notes originally issued by Northview or its affiliates. Further, at the closing of the Business Combination, we issued a $10.0 million convertible note (reflecting a 10% original issue discount), and on September 30, 2025, issued an additional $2.2 million principal amount of convertible notes pursuant to the same financing arrangement. These notes may be converted into shares of our Common Stock or, in certain circumstances, may require repayment in cash. Profusa has an understanding with the holders of certain of these promissory notes and convertible notes that they will refrain from demanding or pursuing repayment until a date to be agreed upon by the parties. However, these arrangements are informal and not legally binding, and there can be no assurance that the noteholders will continue to forbear from exercising their rights. If one or more noteholders were to demand or pursue repayment of these obligations at a time when Profusa lacks sufficient liquidity, we could be required to divert cash from operations, renegotiate the terms of our indebtedness, seek additional financing on unfavorable terms, or curtail or delay planned activities. Although management believes that, even in such an event, Profusa would likely have sufficient funds to continue operations for the near term, our ability to operate our business at currently planned levels could nevertheless be materially and adversely affected.

Risks Related to Healthcare Industry Shifts and Changing Regulations

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Further, if a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. If such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring the approval of a PMA), it may be eligible for the De Novo classification process.

The FDA or other regulators could delay, limit, or deny clearance or approval of a device for many reasons, including:

●	Our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that any of our devices (including any future devices) and any of our device accessories is substantially equivalent to a legally marketed predicate device or safe or effective for the proposed intended use;

●	the disagreement of the FDA with the design or implementation of any clinical trials or the interpretation of data from preclinical studies or clinical trials;

●	serious and unexpected adverse device effects experienced by participants in our clinical trials;

●	the insufficiency of the data from preclinical studies or clinical trials to support clearance or approval, where required;

●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

●	the failure of our manufacturing process or facilities to meet applicable requirements; and

●	the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

Obtaining 510(k) clearance, De Novo classification, or PMA approval for medical devices can be expensive and time-consuming, and entails significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to 12 months, but it can last longer. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, non-clinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain than for a 510(k), and approval can take anywhere from at least one year to, in some cases, multiple years from the time the application is initially filed with the FDA. Modifications to products that are approved through a PMA application generally require further FDA approval. Some of our products may require PMA approval. In addition, the FDA may require that we obtain a PMA prior to marketing future changes of our existing products. Further, we may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our products in a timely fashion or at all. Delays in obtaining future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.

Some of our new or modified products will require FDA clearance of a 510(k) notification or FDA approval of a PMA application or supplement, or potentially a grant of a De Novo classification. The FDA may refuse our requests for 510(k) clearance or PMA of new products or may not clear or approve these products for the indications that are necessary or desirable for successful commercialization. Early stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether 510(k) and PMA submissions should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to gain clearance or approval for modifications to our currently approved or cleared products in a timely manner. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products, would have an adverse effect on our ability to expand our business.

Further, even in instances where we determine modifications to our cleared or approved products do not require a new 510(k) clearance or a PMA, the FDA may review our decision and disagree, or otherwise determine on its own initiative that a new clearance or approval is required. In this case, we may ultimately be required to make additional changes to our products, we may need to submit a new 510(k) application or a PMA and obtain clearance or approval, we may be required to temporarily suspend shipment of, withdraw or recall our products until such clearance or approval is obtained (which may not happen in a timely manner or at all), and/or we may be subject to other enforcement actions or proceedings and litigation, all of which would materially and adversely disrupt and harm our business and future growth. Where we determine that modifications to our approved or cleared products do require a new 510(k) clearance from the FDA or PMA approval, we may not be able to obtain such clearance or approval in a timely manner, or at all. Obtaining clearances or approvals can be a time-consuming and costly process, which may in some cases require us to conduct clinical trials, and delays in obtaining required future clearances or approval could adversely affect our ability to make updates and enhancements to our products in a timely manner, which in turn would harm our future growth.

We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could become subject to penalties, be excluded from participation in government programs, and/or be required to make significant changes to our operations.

Our products and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

●	design, development and manufacturing processes;

●	labeling, content and language of instructions for use and storage;

●	product testing, non-clinical studies and clinical trials;

●	regulatory authorizations, such as pre-market clearance or pre-market approval;

●	establishment registration, device listing and ongoing compliance with the QSR requirements;

●	advertising and promotion;

●	marketing, sales and distribution;

●	conformity assessment procedures;

●	product traceability and record-keeping procedures;

●	review of product complaints, complaint reporting, recalls and field safety corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	post-market studies (if applicable); and

●	product import and export.

The laws and regulations to which we and our products are subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

If we are unable to successfully complete the pre-clinical studies or clinical trials necessary to support additional PMA, De Novo, or 510(k) applications or supplements, we may be unable to commercialize our CGM systems under development, which could impair our business, financial condition and operating results.

To support current and any future additional PMA, 510(k), De Novo applications or supplements, we together with our partners, must successfully complete pre-clinical studies, bench-testing, and in some cases clinical trials that will demonstrate that the product is safe and effective. Product development, including pre-clinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of an application and the FDA may request additional clinical data in support of those applications, which may result in significant additional clinical expenses and may delay product approvals.

While we have in the past obtained, and may in the future obtain, an investigational device exemption, or IDE, prior to commencing clinical trials for our products, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA, De Novo or 510(k) application or supplement, even if the trial’s intended safety and effectiveness endpoints are achieved.

Failure to obtain any required regulatory authorization in foreign jurisdictions will prevent us from marketing our products abroad.

We conduct limited commercial and marketing efforts in Europe with respect to our Lumee Oxygen Platform systems and may seek to market our products in other regions in the future. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The marketing authorization procedures vary among countries and can involve additional testing, and the time required to obtain any required authorization or approval may differ from that required to obtain FDA marketing authorization(s). Foreign regulatory authorization or approval processes may include all of the risks associated with obtaining FDA marketing authorization(s) in addition to other risks. We may not obtain foreign regulatory authorizations or approvals on a timely basis, if at all. Obtaining a marketing authorization from the FDA does not ensure authorization or approval by regulatory authorities in other countries will follow, and authorization or approval by one foreign regulatory authority does not ensure authorization or approval by regulatory authorities in other foreign countries or by the FDA. In addition, in order to obtain the authorization to market our products in certain foreign jurisdictions, we may need to obtain a Certificate to Foreign Government from the FDA. The FDA may refuse to issue a Certificate to Foreign Government in certain instances, including without limitation, during the pendency of any outstanding warning letter. As a result, we may not be able to file for regulatory approvals or marketing authorizations and may not receive necessary approvals or authorizations to commercialize our products in any market outside the United States on a timely basis, or at all.

Potential long-term complications from our current or future products under development may not be revealed by our clinical experience to date.

Based on our experience, complications from use of our products may include sensor errors, sensor failures, broken sensors, lodged sensors or skin irritation under the adhesive dressing of the sensor. Inflammation or redness, swelling, minor infection, and minor bleeding at the sensor insertion site are also possible risks with an individual’s use of our products. However, if unanticipated long-term side-effects result from the use of our products systems we have under development, we could be subject to liability and the adoption of our systems may become more limited. It is possible that the data from our clinical studies and trials may not be indicative of long-term patient outcomes. We cannot assure you that repeated, long-term use would not result in unanticipated adverse effects, potentially even after the sensor is removed.

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

If our products are approved or cleared, we will be subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. Manufacturers are also expected to maintain certain policies, procedures, and records regarding complaints and medical device reporting. If we fail to comply with our reporting and recordkeeping obligations, the FDA could take action, including warning letters, untitled letters, it has come to our attention letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Quality problems could lead to recalls or safety alerts, reputational harm, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Quality is very important to us and our customers due to the serious and costly consequences of product failure, and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. To comply with the FDA’s medical device reporting requirements, for example, we have are required to file reports of applicable field failures. Although we believe we have taken and are taking appropriate action aimed at reducing and/or eliminating field failures, we may have other product failures in the future. Product or component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in an unsafe condition or injury to, or death of, a patient. These problems could lead to recalls, corrections or removals of, or issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits.

Additionally, the production of our products must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products. If we are not able to maintain stringent quality controls, or if contamination problems arise, our clinical development and commercialization efforts could be delayed, which would harm our business and our results of operations.

If we fail to meet any applicable product quality standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers, our reputation could be harmed and our revenue and results of operations could decline.

If we or our suppliers or distributors fail to comply with ongoing regulatory requirements, or if we have unanticipated problems with our products, the products could be subject to restrictions or withdrawal from the market.

Our products, if cleared or approved, would be subject to extensive regulation as medical devices in the United States and elsewhere, including by the FDA and its foreign counterparts. Any product for which we obtain marketing approval, clearance or authorization (and the activities related to its production, distribution, and promotion, sale, and marketing) will be subject to continual review and periodic inspections by the FDA and other regulatory bodies, which may include inspection of our manufacturing processes, complaint handling and adverse event reporting, post-approval clinical data and promotional activities for such product. The FDA’s Medical Device Reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury.

In addition, government regulations specific to medical devices are wide ranging and govern, among other things:

●	product design, development, manufacture, and release;

●	laboratory and clinical testing, labeling, packaging, storage and distribution;

●	product safety and efficacy;

●	premarketing clearance or approval;

●	record keeping;

●	product marketing, promotion and advertising, sales and distribution;

●	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals;

●	post-market approval studies; and

●	product import and export.

If the FDA determines that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death, the agency may issue a cease distribution and notification order and a mandatory recall order. We may also decide to recall a product voluntarily if we find a material deficiency, including unacceptable risks to health, manufacturing defects, design errors, component failures, labeling defects, or other issues. Recalls of our products could divert the attention of our management and have an adverse effect on our reputation, financial condition, and operating results.

We and certain of our suppliers are also required to comply with the FDA’s Quality System Regulation, or QSR, and other regulations which cover the methods and documentation of the design, testing, production, control, selection and oversight of suppliers or contractors, quality assurance, labeling, packaging, storage, complaint handling, shipping and servicing of our products. The FDA may enforce the QSR through announced (through prior notification) or unannounced inspections.

Compliance with ongoing regulatory requirements can be complex, expensive and time-consuming. Failure by us or one of our suppliers or distributors to comply with statutes and regulations administered by the FDA, competent authorities and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

●	warning letters or untitled letters that require corrective action;

●	delays in approving, or refusal to approve, our systems;

●	fines and civil or criminal penalties;

●	unanticipated expenditures;

●	FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;

●	suspension or withdrawal of clearance or approval by the FDA or other regulatory bodies;

●	product recall or seizure;

●	administrative detention;

●	interruption of production, partial suspension, or complete shutdown of production;

●	interruption of the supply of components from our key component suppliers;

●	operating restrictions;

●	court consent decrees;

●	FDA orders to repair, replace, or refund the cost of devices;

●	injunctions; and

●	criminal prosecution.

The potential effect of these events can in some cases be difficult to quantify. If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer. In addition, we believe events that could be classified as reportable events pursuant to MDR regulations are generally underreported by physicians and users, and any underlying problems could be of a larger magnitude than suggested by the number or types of MDRs filed by us. Furthermore, while we select and monitor our key component suppliers to ensure key quality objectives are met and maintained, and performance of each key component supplier is continually re-evaluated based on objective evidence gathered by our quality assurance department, we cannot be certain that our key component suppliers currently are or will always continue to be in compliance with all applicable regulatory requirements.

Even if regulatory approval or clearance of a product is granted, the approval or clearance may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing or surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown problems with our products, including software bugs, unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, MDR reporting, or other post-market requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions, the imposition of civil or criminal penalties, or criminal prosecution. In addition, our distributors have rights to create marketing materials for their sales of our products, and may not adhere to contractual, legal or regulatory limitations that are imposed on their marketing efforts.

We may be subject to fines, penalties and injunctions if we are determined to be promoting the use of our products for unapproved or improper off-label uses or determined to have made claims that are untruthful or misleading or not adequately substantiated.

We believe our marketing, promotional and educational materials and practices comply with FDCA, Federal Trade Commission Act, and other applicable laws and regulations, as may be amended from time to time. If the FDA, FTC or other regulatory body with competent jurisdiction over us, our activities or products takes the position that our marketing, promotional or other materials or activities constitute improper promotion or marketing of an unapproved or improper use, or that they contain untruthful, misleading, or inadequately substantiated statements or claims, such regulatory body could request that we modify our materials or practices, or subject us to regulatory enforcement actions, including the issuance, depending on the regulatory body and the nature of the alleged violation, of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional, marketing or other materials or activities to constitute improper promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential False Claims Act exposure and the FDA’s continued focus on ensuring devices are marketed in a manner consistent with their FDA-required labeling.

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, if cleared or approved, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, including, but not limited to, through a whistleblower action under the FCA, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, treble damages, fines, disgorgement, exclusion from participation in government healthcare programs, reporting requirements and compliance oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of any products for which we receive approval or clearance may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

Our current or future products may be subject to product recalls even after receiving FDA clearance or approval. A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. For example, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our products malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated adverse events or product malfunctions may result in a voluntary or involuntary product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations, such as a failure to obtain marketing approval or clearance before launching a new product. In general, if we decide to make a change to our product, we are responsible for determining whether to classify the change as a recall. It is possible that the FDA could disagree with our initial classification. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. If a change to a device addresses a violation of the federal Food, Drug, and Cosmetic Act, or FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, will distract management from operating our business and may harm our reputation and financial results.

Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall, withdrawal, or seizure of any product could materially and adversely affect consumer confidence in the Profusa brand, lead to decreased demand for our products and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls when they were conducted by us or one of our agents.

Health care policy changes, including U.S. health care reform legislation, may have a material adverse effect on our business.

Although we do not currently have a product on the market in the U.S. and do not make patient referrals or bill Medicare, Medicaid, or other government or commercial third-party payors, we may be subject to a number of healthcare statutory and regulatory requirements, and therefore may be affected by changes in health care laws and regulations. In response to increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for the products we may commercialize or the amounts of reimbursement available for the products we may commercialize and could limit the acceptance and availability of our products. Further, while the United States has begun shifting to pay-for-performance rather than fee-for-service models and has been embracing many shared-risk arrangements, the Centers for Medicare & Medicaid Services (CMS) and the Department of Health and Human Services, Office of Inspector General (OIG) specifically excluded medical device manufacturers from utilizing the new, more flexible Stark Law exceptions and Anti-Kickback Statute safe harbors under the Final Rules, part of the U.S. Department of Health and Human Services’ Regulatory Sprint to Coordinated Care, which were published on December 2, 2020 in the Federal Register and were largely effective January 19, 2021. The exclusion of manufacturers from utilizing these exceptions and safe harbors may not allow us to avail ourselves of immunity from liability under the laws, potentially inviting greater scrutiny over any potential shared risk arrangements.

On November 16, 2020, the OIG published a Special Fraud Alert addressing manufacturer Speaker Programs signaling both a narrower government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in this space by government oversight agencies such as the OIG and the Department of Justice (DOJ). We continue to assess industry response to the Special Fraud Alert and have and may continue to make modifications to certain aspects of our speaker programs, which may have a detrimental impact on our ability to educate healthcare providers about our products and to promote use of our products, which may lead to decreased product sales and negatively impact our business, financial condition and results of operations.

Comprehensive healthcare legislation, signed into law in the United States in March 2010, titled the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the “ACA”, imposes certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, and enhanced penalties for non-compliance. There have been numerous legal and Congressional challenges to the law’s provisions. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022, and will remain in effect (with additional reductions of 2.25% in the first half of 2030 and 3% in the second half of 2030 to offset the COVID-19 suspension) until 2031 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot predict what additional new legislation, agency priorities, and rulemakings may be on the horizon as the United States continues to reassess how it pays for healthcare. As a result, we cannot quantify or predict what impact any changes might have on our business and results of operations. However, any changes that lower reimbursement for our products could materially and adversely affect our business, financial condition and results of operations.

Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. There may be significant delays in obtaining coverage and reimbursement for products we are able to commercialize, as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our products. Government and third-party payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare products such as our systems. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes, the comparative effectiveness, and costs, of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current or future laws or regulations.

We are subject to federal, state and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other health care laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Although we do not currently have an approved or commercialized product in the U.S., our relationships with customers and third-party payors for our products, once approved and commercialized, may be subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians or other purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. These laws include, among others, the federal Anti-Kickback Statute, the federal civil False Claims Act, other federal health care false statement and fraud statutes, the federal Physician Payments Sunshine Act, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states. While the federal laws generally apply only to products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved.

While we believe and make every effort to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in federal health care programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the OIG, CMS, and DOJ, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of the Company to ensure compliance with various supplier standards and billing requirements.

Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. In many countries, the healthcare professionals that medical device distributors regularly interact with may meet the definition of a foreign official for purposes of the FCPA. International business operations are also subject to various other international anti-bribery laws such as the U.K. Anti-Bribery Act. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations, among other adverse consequences.

Changes to the regulatory landscape may impact our ability to obtain marketing authorization for future product developments.

Development or changes to the FDA or foreign regulatory approval standards and processes, including both legal and policy changes, could also delay or prevent the approval of our products submitted for review. For example, as part of the 21st Century Cures Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval, and FDA implementation and development of guidance in many areas is still ongoing. In addition, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home-use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. The data contained in our submissions, including data drawn from our clinical trials, may not be sufficient to support clearance or approval of our products or additional or expanded indications.

Medical device company stock prices have declined significantly in certain circumstances where companies have failed to meet expectations in regard to the timing of regulatory approval. If the FDA’s response causes product approval delays, or is not favorable for any of our products, our stock price (and the market price of our senior convertible notes) could decline substantially. It is uncertain how these potential changes may impact our ability to gain clearance or approval from FDA for our products in the future.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for any new products would have an adverse effect on our ability to expand our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance that we may have obtained and we may not achieve or sustain profitability.

Our failure to comply with laws, regulations and contract requirements relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, business, financial condition and cash flows.

We are subject to laws, regulations and contractual requirements regulating the provision of, and reimbursement for, health care goods and services, both in our capacity as a medical device manufacturer and/or as a supplier of covered items and services to federal health care program beneficiaries, with respect to which items and services we submit claims for reimbursement from such programs. The laws and regulations of health care goods and services that apply to us, including those described above, are subject to evolving interpretations and enforcement discretion. As part of our compliance program, we have reviewed our sales contracts, marketing materials, referral source relationships, programmatic offerings, and billing practices (among others) to reduce the risk of non-compliance with these and other foreign, federal and state laws. If a governmental authority was to conclude that we are not in compliance with applicable laws and regulations, we and our officers, directors and employees could be subject to criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by federal healthcare programs, including but not limited to Medicare and Medicaid. Any failure to comply with laws, regulations or contractual requirements relating to reimbursement and health care goods and services could adversely affect our reputation, business, financial condition and cash flows.

We are subject to complex and evolving U.S. and foreign laws and regulations and other requirements regarding privacy, data protection, security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a number of foreign, federal and state laws and regulations protecting the use, disclosure and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information. These laws include foreign, federal and state medical privacy laws, breach notification laws and consumer protection laws. As our customer base grows to include U.S. federal government agencies, Profusa may also need comply with Federal Risk and Authorization Management Program and Cybersecurity Maturity Model Certification requirements. These frameworks impose stringent cybersecurity standards and potentially significant non-compliance penalties.

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We may be subject to inquiries, investigations and audits in Europe and around the world, particularly in the areas of consumer and data protection, which will arise in the ordinary course of business and may increase in frequency as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to our customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients, contractors, vendors and others as well as personally identifiable information of our customers, vendors and others, which data may include full names, social security numbers, addresses, and birth dates, in our data centers and on our networks. Our employees, contractor and vendors may also have access to and may use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breaches due to employee, contractor or vendor error, or malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and the services we provide to our clients or damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.

As we grow and expand our administrative, customer support or IT support services, we may also utilize the services of personnel and contractors located outside of the United States to perform certain functions. While we make every effort to review our applicable contracts and other payor requirements, a local, state, or federal government agency or one of our customers may find the use of offshore resources to be a violation of a legal or contractual requirement, which could result in termination of the contractual relationship, penalties, or changes in our business operations that could adversely affect our business, financial condition, and results of operations. Additionally, while we have implemented industry standard security measures for offshore access to protected health information and other personal information, unauthorized access or disclosure of such information by offshore personnel could result in legal claims or proceedings, and liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and the services we provide to our clients, damage to our reputation or result in the termination of contractual relationships, penalties or the loss of coverage, any of which could adversely affect our profitability, revenue and competitive position.

Security breaches and other disruptions that compromise our information and expose us to liability, could cause our business and reputation to suffer and could subject us to substantial liabilities.

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations, or HIPAA, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Profusa is a covered entity under HIPAA and may also function in a business associate capacity to other covered entities.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights, or OCR and, in certain situations involving large breaches, to the media. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in criminal and civil penalties. The OCR enforces the regulations and performs compliance audits. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. We follow and maintain a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations, but there can be no assurance that OCR or other regulators will agree. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on us in order to comply with these standards.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. The California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, which came into effect on January 1, 2023. The CCPA, including as amended by CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. As of January 1, 2023, the CCPA applies broadly to California employees and personal information of business contacts, which we anticipate will increase our compliance costs. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted and regulations implementing CPRA amendments will not be finalized before CPRA amendments come into effect. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.

We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.

For instance, in the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR also requires companies processing personal data of individuals residing in the European Union to comply with EU privacy and data protection rules, even if the company itself does not have a physical presence in the European Union. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of the GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to US companies that had certified as members of the US Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the EU-US Privacy Shield Framework, or the Privacy Shield Framework, which replaced the US Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. We expect continued costs associated with maintaining compliance with GDPR into the future, and these provisions as interpreted by EU agencies, could negatively impact our business, financial condition and results of operations.

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Additionally, we use third party products such as Amazon Cognito that provide advanced user authentication services that aim to prevent bad actors from accessing our systems. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. When we leverage third-party tools to manage security features, we add an additional potential attack surface that is capable of being exploited.

We have modified our business practices and implemented telework policies wherever possible for appropriate categories of “nonessential” employees to minimize the disruption to our operations, to the extent possible. The continuation of these telework policies means additional operational risk, including increased cybersecurity risk. These cyber risks include, among other risks, greater phishing, malware, and other cybersecurity attacks, vulnerability to or disruptions of our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.

These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to criminal or other unauthorized threat actors, including state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber attacks have become more prevalent and much harder to detect and defend against. These threat actors may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our Company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security or other problems that unexpectedly could interfere with the operation of our products. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.

We are and may continue to be subject to cybersecurity incidents that bypass our security measures. Such incidents may impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

●	harm to customers;

●	business interruptions and delays;

●	the loss, misappropriation, corruption or unauthorized access of data;

●	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;

●	reputational damage;

●	increase to insurance premiums; and

●	foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, or failures to adequately scale our data platforms and architectures support patient care could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services. If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions and other actions for which we could face financial liability and other adverse consequences which may include:

●	additional government oversight of our operations;

●	loss of existing customers;

●	difficulty in attracting new customers;

●	problems in determining product cost estimates and establishing appropriate pricing;

●	difficulty in preventing, detecting, and controlling fraud;

●	disputes with customers, physicians, and other health care professionals;

●	increases in operating expenses, incurrence of expenses, including notification and remediation costs;

●	regulatory fines or penalties;

●	individual actions or class actions for damages;

●	loss of revenues (including through loss of coverage or reimbursement);

●	product development delays;

●	disruption of key business operations; and

●	diversion of attention of management and key information technology resources.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, thereby preventing new products and services from being developed or commercialized in a timely manner or otherwise preventing those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve or clear new medical device products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which has since been further updated and is being refreshed on a periodic basis. The FDA has also noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting “mission-critical” domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards.

Subsequently, in July 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. The agency’s rating system is used to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA’s assessment of whether an inspection is mission-critical considers many factors related to the public health benefit of U.S. patients having access to the product subject to inspection, including whether the products are used to diagnose, treat, or prevent a serious disease or medical condition for which there is no other appropriate substitute. Both for-cause and pre-approval inspections can be deemed mission-critical. This is nonetheless subject to change.

Risks Related to Intellectual Property Protection and Use

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. We may also be subject to other claims or suits.

Third parties may assert infringement or misappropriation claims against us with respect to our current or future products. We are aware of numerous patents issued to third parties that may relate to aspects of our business, including the design and manufacture of CGM sensors and membranes, as well as methods for oxygen and continuous glucose monitoring. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our systems or the methods we employ in the use of our systems are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to our systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market grows, the possibility of patent infringement by us or a patent infringement claim against us increases. If we are unable to successfully defend any such claims as they may arise or enter into or extend settlement and license agreements on acceptable terms or at all, our business operations may be harmed.

Any infringement or misappropriation claim could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. In addition, if the relevant patents are upheld as valid and enforceable and we are found to infringe such patents, we could be prohibited from selling any of our products that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. We may be unable to maintain or renew licenses on terms acceptable to us, if at all, and we may be prohibited from selling any of our products that required the technology covered by the relevant licensed patents. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all.

Any adverse determination in litigation or derivation proceedings to which we are or may become a party relating to patents or other intellectual property rights could subject us to significant liabilities to third parties or require us to seek licenses from other third parties. If we are found to infringe third-party patents, a court could order us to pay damages to compensate the patent owner for the infringement, such as a reasonable royalty amount and/or profits lost by the patent owners, along with prejudgment and/or post-judgment interest. Furthermore, if we are found to willfully infringe third-party patents, we could, in addition to other penalties, be required to pay treble damages; and if the court finds the case to be exceptional, we may be required to pay attorneys’ fees for the prevailing party. If we are found to infringe third-party copyrights or trademarks or misappropriate third-party trade secrets, based on the intellectual property at issue, a court could order us to pay statutory damages, actual damages, or profits, such as reasonable royalty or lost profits of the owners, unjust enrichment, disgorgement of profits, and/or a reasonable royalty, and the court could potentially award attorneys’ fees or exemplary or enhanced damages. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and would likely include ongoing royalties. We may be unable to obtain necessary intellectual property licenses on satisfactory terms. If we do not obtain any such necessary licenses, we may not be able to redesign our products to avoid infringement and any redesign may not receive FDA approval or other requisite marketing authorization in a timely manner or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary intellectual property licenses could prevent us from manufacturing and selling our products, which would have a significant adverse impact on our business. If litigation were to be initiated by intellectual property owners, there could significant legal fees and costs incurred in defending litigation (which may include filing administrative actions to attack the intellectual property) as well as a potential monetary settlement payment to the owners, even if the matter is resolved before going to trial. Moreover, the owners may take an overly aggressive approach and/or include multiple allegations in a single litigation.

In addition, from time to time, we are subject to various claims, complaints and legal actions arising out of the ordinary course of business, including commercial insurance, product liability or employment-related matters.

Also, from time to time, we may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of our business, including commercial and employment-related matters. We do not believe we are party to any currently pending legal proceedings, the outcome of which could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

Our success and our ability to compete depend, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. In addition, there are numerous changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights.

To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations regardless of the final outcome of such litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, or are invalid or unenforceable, and could award attorney fees.

Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not succeed in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. In addition, third parties may be able to design around our patents. Furthermore, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on our patents or the patents that we license. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can be expensive and time-consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable or being interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Many of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise any funds necessary to continue our operations, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our products to market.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, which could subject us to costly litigation.

As is common in the medical device industry, we engage the services of consultants and independent contractors to assist us in the development of our products. Many of these consultants and independent contractors were previously employed at, or may have previously provided or may be currently providing consulting or other services to, universities or other technology, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that we, a consultant or an independent contractor inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we were to be unsuccessful, we could lose access or exclusive access to valuable intellectual property.

We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

Filing, prosecuting and defending patents on current and future products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products, and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as it is in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely impact our business.

In addition, we also face the risk that our products are imported or reimported into markets with relatively higher prices from markets with relatively lower prices, which would result in a decrease of sales and any payments we receive from the affected market. Recent developments in U.S. patent law have made it more difficult to stop these and related practices based on theories of patent infringement.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other confidential proprietary information, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could materially and adversely impact our ability to establish or maintain a competitive advantage in the market, and our business, financial condition, results of operations and prospects.

Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had wrongfully obtained and was using our trade secrets, it would be expensive and time-consuming, it could distract our personnel, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or may not recognize certain claims of intellectual property infringement.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent and copyright protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Competitors or third parties could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, develop their own competitive technologies that fall outside the scope of our intellectual property rights or independently develop our technologies without reference to our trade secrets. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could materially and adversely affect our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. In some cases, our licensors may be responsible for, for example, these payments, thereby decreasing our control over compliance with these requirements.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to obtain such licenses.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operations.

In addition to agreements pursuant to which we in-license intellectual property, we have in the past, and we may in the future, grant licenses under our intellectual property. Like in-licenses, out-licenses are complex, and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

In addition to pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Our suppliers also have access to the patented technology owned or used by us as well as other proprietary information, and these suppliers are subject to confidentiality provisions under their agreements with us.

Such agreements or provisions may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Notwithstanding any such agreements, there is no assurance that our current or former manufacturers or suppliers will not use and/or supply our competitors with our trade secrets, know-how or other proprietary information to which these parties gained access or generated from their relationship with us. This could lead to our competitors gaining access to patented or other proprietary information. Moreover, if a party to an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside the United States may be less willing to protect trade secrets.

In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect our market share against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

Our issued patents could be found invalid or unenforceable if challenged in court, which could have a material adverse impact on our business.

If we or any of our partners were to initiate legal proceedings against a third party to enforce a patent covering one of our products or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection would have a material adverse impact on our business.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products.

The America Invents Act, or AIA, introduced changes that limit where a patent holder may file a patent infringement suit and providing additional opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our owned and in-licensed U.S. patents, even those issued before March 16, 2013 (the effective date of the AIA). Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years, such as Impression Products, Inc. v. Lexmark International, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress and decisions by the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Several inventions covered by our patent portfolio were made using U.S. government funding. The U.S. government has an irrevocable, non-exclusive, royalty-free license to use such other inventions.

U.S. government grant funding was used in the inventions covered by four U.S. patents and two pending U.S. patent applications in Profusa’s patent portfolio. As a result of this funding, the government is granted an irrevocable, non-exclusive, royalty-free license to use these patents/applications. The government’s ability to practice the inventions described in these patents/applications is limited to practice for or on behalf of the United States. However, the license can be used to allow a third party to practice the invention solely for the government’s benefit.

In some circumstances, the U.S. government agency that provided the grants has the right to “march-in” and require Profusa to license its invention to a third party. These circumstances are as follows: (a) the inventing party has not tried to achieve practical application of the invention; (b) such a license is needed to alleviate health or safety concerns; (c) such a license is needed to meet public use requirements specified in federal regulations; or (d) the inventing party fails to ensure that the invention will be “manufactured substantially” in the United States.

The negative effects of march-in rights on Profusa’s business could be profound. Most importantly, Profusa could be compelled to grant licenses for its patented inventions to third parties, including competitors. This scenario could lead to increased competition, loss of market exclusivity, and diminished control over the commercialization of its innovations.

Furthermore, the forced licensing of patents under march-in rights may result in reduced revenues and profitability for Profusa. The terms and conditions of such licenses could be dictated by the government, potentially impacting the company’s ability to generate income from its intellectual property on favorable terms.

Moreover, the uncertainty surrounding the potential exercise of march-in rights creates a challenging business environment. It introduces regulatory risks and can complicate strategic planning and investment decisions for Profusa, as Profusa must navigate the possibility of government intervention in its intellectual property rights.

The invocation of March-in rights by the government could lead to increased competition, revenue reduction, loss of control over intellectual property, and heightened regulatory complexities, all of which could have a negative impact on Profusa’s business operations and financial performance.

Additionally, government support may have implications for Profusa’s right to license the inventions covered by these patents/applications. For example, generally when granting an exclusive license, the licensee must ensure that the invention will be “manufactured substantially” within the United States.

Obtaining and maintaining our patent protection depends on compliance with various procedural requirements, document submission, fee payment and other requirements imposed by government patent agencies and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned patents and applications. The USPTO and various foreign government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on products or product candidates for an adequate amount of time.

Patents have a limited lifespan. In most countries, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest national or international (i.e., PCT) filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. After patents expire, we may be open to competition with respect to products that were covered by the expired patents.

If we do not obtain patent term extension and/or data exclusivity for any product candidates we decide to develop as drug product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we decide to develop as product candidates, one or more of the U.S. patents we may obtain may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Protection Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. We may not be eligible for patent term extension, or PTE, as it is only available in the U.S. if any component of a product candidate has never been approved as a drug substance. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our owned patent rights, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products, product candidates, or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our owned patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products, product candidates, or other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to products and technologies we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;

●	we, or our licensor(s), might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

●	we, or our licensor(s), might not have been the first to file patent applications covering certain of our or their inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;

●	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

●	issued patents that we own, in-license, or otherwise hold rights to may be held invalid or unenforceable or have their scope narrowed, including as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents of others may harm our business; and

●	we may choose not to file a patent application for certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

Should any of these events occur, they could materially adversely affect our business, financial condition, results of operations and prospects.

General Risks of Profusa’s Business

If we are unable to successfully remediate our existing material weaknesses and maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our stock price and our business may be adversely impacted.

As a public company, we will be required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. If we are not successful in remediating our existing material weaknesses and maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the financial information we are required to file with the SEC. Additionally, even if there are no inaccuracies or omissions, we will be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our Common Stock to be delisted from the Nasdaq Global Market or any other securities exchange on which it is then listed.

Environmental, social and corporate governance (“ESG”) regulations, policies and provisions may make our supply chain more complex and may adversely affect our relationships with customers.

In the recent past, this was an increasing focus on the governance of environmental and social risks. A number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.

Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and/or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. The method in which we market and sell our products may have an impact on the manner in which we recognize revenue. In addition, changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

Climate change may have a long-term impact on our business.

There are inherent risks related to climate change wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our manufacturing sites in California are vulnerable to climate change effects. For example, in California, increasing intensity of droughts throughout the states and annual periods of wildfire danger increase the probability of planned and unplanned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S. and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.

We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products. This liability may vary based on the FDA classification associated with our devices. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by customers, healthcare providers or others selling our products. The risk of claims may also increase if our products are subject to a product recall or seizure.

Although we have insurance at levels that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. Further, if additional products are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claims with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Our customers, either on their own or following the advice of their physicians, may use our products in a manner not described in the products’ labeling and that differs from the manner in which it was used in clinical studies and approved by the FDA. Off-label use of products by customers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt the marketing and sale of our products, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our approved products, if any;

●	harm to our reputation;

●	initiation of investigations by regulators, which could result in enforcement action against us or our contract manufacturers;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue; and

●	exhaustion of any available insurance and our capital resources.

We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the Securities and Exchange Commission, or SEC, and the exchange our securities are listed on. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, other regulatory action and potentially civil litigation.

We are an Emerging Growth Company

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible notes during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules.

We will no longer qualify as an emerging growth company after December 31, 2026. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements; and

●	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. We have taken advantage of certain of those reduced reporting burdens in this Annual Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

We identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

We have performed a formal evaluation of our internal control over financial reporting under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as required by Section 404 of the Sarbanes-Oxley Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2025 due to the existence of material weaknesses. Our internal controls were not adequately designed and appropriate to address the following material weaknesses related to (i) segregation of duties in the financial statement close process, (ii) lack of review controls and expertise to ensure accurate valuations and accounting of financial instruments, and (iii) lack of technical accounting expertise and internal controls to ensure accurate preparation of its financial statements in accordance with U.S. GAAP including complex debt and equity instruments. We have considered our prior period material weaknesses and have included these unremediated weaknesses in internal controls in our considerations above, nothing that certain internal controls related to prior period activities such as proper recording of Common Stock subject to possible redemption, and the proper safeguarding of trust assets with the monitoring process of the use of trust funds are no longer applicable. The Company plans to remediate such weaknesses. In connection with the Business Combination, the Company hired a new CFO with significant experience, including financial reporting and internal controls. The CFO has established reporting controls consistent with a public company of this size, including segregation of duties and controls related to Sarbanes-Oxley, to the extent applicable. However, we can give no assurance that the measures we have taken, or will take, will prevent any future material weaknesses or deficiencies in internal control over financial reporting. We are required to evaluate and disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.

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

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including dedicated to internal resources. We may also need to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. If any of these new or improved controls and systems do not perform as expected, we may experience additional material weaknesses in our controls. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Profusa recognizes the critical importance of developing, implementing, and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity, and availability of our critical data.

Managing Material Risks & Integrated Overall Risk Management

Our cybersecurity team, led by our IT consultants, identify and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example, through third-party threat assessments and third-party conducted red/blue team testing and tabletop incident response exercises and by subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats and conducting vulnerability assessments. Our IT consultants provide regular updates to the Company, and all cyber security risks and measures are further monitored by Ben Hwang, Chief Executive Officer.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining an incident response plan, a vulnerability management policy, disaster recovery and business continuity plans and a vendor risk management program; conducting employee training, systems monitoring and penetration testing; implementing security standards, network security controls, access controls and physical security; encrypting and segregating data; though asset management, tracking and disposal; and maintaining cybersecurity insurance.

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a culture of cybersecurity risk management. This integration is designed to make cybersecurity considerations an integral part of our decision-making processes. Our risk management team works closely with our IT department and cybersecurity team to evaluate and address cybersecurity risks connected with our business objectives and operational needs.

Engage Third-Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Profusa engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights. Our collaboration with these third parties includes periodic audits, threat assessments, and consultation on security enhancements.

Oversee Third-Party Risk

Because we are aware of the potentially material risks from cybersecurity threats associated with third-party service providers, Profusa implements processes to oversee and manage these risks. Depending on the nature of the services provided and the identity of the service provider, we may conduct security assessments of the provider before engagement and may monitor their compliance with our cybersecurity policies after engagement. The monitoring includes periodic assessments by our Chief Information Security Officer and on an ongoing basis by our security specialists. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us. However, we face ongoing risks from cybersecurity threats that may materially affect the Company in the future. For more information, see Part I. Item 1A. Risk Factors in this Annual Report, including the discussion under the heading “Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.”.

Governance

Profusa’s Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. Our Board has established oversight mechanisms designed to ensure effective governance in managing material risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of Board members with diverse expertise, including, risk management, technology, and finance. The Audit Committee reports to the Board of Directors periodically regarding cybersecurity topics presented to the Audit Committee, and all materials made available to the Audit Committee are available to rest of the Board of Directors.

Management’s Role Managing Risk

Our Chief Executive Officer and Chief Financial Officer play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide cybersecurity briefings to the Audit Committee on a regular basis, at least once per year. These briefings encompass a broad range of topics, including as applicable: the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and strategies, incident reports and learnings from any cybersecurity events, and compliance with regulatory requirements and industry practices.

In addition to our scheduled meetings, the Audit Committee, our Chief Executive Officer and Chief Financial Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates from one another, as appropriate, on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Profusa. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Management Personnel in Cybersecurity

Primary responsibility for assessing, monitoring and managing our risks from cybersecurity threats rests with our Chief Executive Officer. Our Chief Executive Officer has overall responsibility for the Company’s IT department and operations, including oversight over the cybersecurity team to ensure efforts to contain and remediate security incidents are sufficient and effective.

Monitor Cybersecurity Incidents

The Chief Executive Officer is responsible for staying apprised of the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CISO implements and oversees processes for the monitoring of our information systems. This includes the deployment of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Chief Executive Officer is equipped with a well-defined incident response plan. This plan includes immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Our Chief Executive Officer regularly informs our executive management team of material cybersecurity risks and incidents. This is how executive management is kept abreast of our cybersecurity posture and potentially material cybersecurity risks facing Profusa. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated by any of our executive officers to the Audit Committee, so that the Audit Committee can oversee and provide guidance on critical cybersecurity issues.

ITEM 2. PROPERTIES

Our material facilities consist of leased office and laboratory space at 626 Bancroft Way, Suite A, Berkeley, CA. Our lease term over this property expires in 2027. Concurrently, we have entered into six months sublease agreements as a sublessor for a portion of the space that we lease with our landlord.

We believe that these facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information for common stock

Our common stock is listed on the Nasdaq Stock Market LLC under the symbol “PFSA.”

Holders of Record

As of April 14, 2026, we had 178 holders of record of common stock. The actual number of stockholders of our Common Stock is greater than the number of record holders and includes holders of our Common Stock whose shares of Common Stock are held in street name by brokers and other nominees.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Profusa,” the “Company,” “we,” “us,” and “our,” refer to Profusa, Inc. and its subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

On July 11, 2025 (the “Closing Date”), NorthView Acquisition Corporation (“Northview”), consummated its previously announced business combination (the “Business Combination”) with Profusa, Inc., a California corporation (“Legacy Profusa”). Legacy Profusa, became our accounting predecessor upon the closing of the Business Combination on the Closing Date. The results of operations discussed below reflect those of Legacy Profusa and its consolidated subsidiary for periods prior to July 11, 2025, and those of the combined company for periods from July 11, 2025 onward. The year ended December 31, 2025 results include Legacy Profusa up to July 11, 2025, and the combined company thereafter.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Business Overview

We are a clinical-stage digital health and medical technology company focused on developing biosensing solutions to improve health outcome for patients in a variety of different diseases and conditions. Our first product is Lumee Oxygen, which enables physicians to ascertain the extent of perfusion, or passage of blood through the circulatory system to an organ or tissue, in patients with Critical Limb Ischemia (“CLI”) both during and after endovascular revascularization procedures. Lumee Oxygen has already received regulatory approval in Europe through the attainment of a CE mark; however, prior to commercialization in the U.S., Lumee Oxygen must obtain FDA clearance or approval.

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

In 2024, we sold our oxygen sensor for research use only applications, namely animal models and in vitro testing. Management is targeting the European market (those jurisdictions that accept CE mark) for early launch for both Lumee Oxygen and Lumee Glucose. Lumee Oxygen’s launch in Europe occurred in 2023 and Lumee Glucose launch is expected to occur in 2026, subject to regulatory approval. We have access to key opinion leaders (“KOLs”) in both Europe and the United States, who deal with peripheral arterial disease (“PAD”) and Critical Limb Ischemia (“CLI”).

We will sell directly to facilities based on the endorsement of these KOLs. In Germany, Austria and France, some KOLs have already used Lumee Oxygen on a trial basis. We have worked with reimbursement consultants to develop potential Category I Current Procedural Terminology (“CPT”) codes for Lumee Oxygen use. Additionally, we have entered into commercial and clinical collaboration agreements with practitioners and hospital departments in Austria, Belgium and France.

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

Since our launch, we have devoted significantly all of our resources to research and development, as well as all clinical study activities related but not limited to Lumee Oxygen, Lumee Glucose and prototypes for sensors of at least eight other analytes. We have also invested, on a smaller scale, in making sales of Lumee Oxygen for research- use only clients, which include entities working with animal models. Furthermore, we also performed research and development under government grants.

Since inception, we have incurred recurring annual losses from operations. For the years ended December 31, 2025 and 2024, we incurred a net loss of $35.8 million and $9.2 million, respectively. During the years ended December 31, 2025 and 2024, we have used $16.2 million and $2.1 million, respectively, of cash in our operating activities. We have notes and loans payable and interest due of $6.6 million within twelve months of December 31, 2025. Additionally, we have loans payable and interest due of $7.9 million which are considered non-current and are due after December 31, 2026.

We have been able to finance our operations primarily with the proceeds from the issuance of equity and debt instruments. For the year ended December 31, 2025, we obtained net cash from financing activities of $19.8 million, compared to $2.1 million for the same period in 2024. We held cash of $1.8 million and $0.2 million as of December 31, 2025 and 2024, respectively.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, including the effects of COVID-19, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ deficit and future access to capital.

It is our expectation to continue to make substantial investments in building its European and United States commercial infrastructure and enhancing existing products and developing new ones. Furthermore, we aim to continue discussions with potential partners in Asia.

We expect to incur additional expenses due to operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administrative, professional and consulting services. As a result of these and other factors, we expect that we will require additional financing to fund our operations and planned growth. We may seek to raise any additional capital through equity offerings or debt financings, additional credit or loan facilities or a combination of one or more of these funding sources. In the scenario that we are unable to acquire sufficient financing or financing on terms satisfactory to our management or Board of Directors, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. For the current period and for twelve months following the issuance of these financial statements, our risk of going concern has been mitigated but not fully alleviated by Tranches 1 and 2 of the Ascent PIPE Notes issued for gross proceeds of $11.0 million. As of and for the year ended December 31, 2025, there continue to be factors which raise substantial doubt about our ability to continue as a going concern.

Accounting for Business Combination

On July 11, 2025, the Business Combination was successfully completed and was accounted for as a reverse capitalization in accordance with U.S. GAAP. Legacy Profusa was deemed the accounting predecessor of the combined business, and the Company as the parent company of the combined business, is the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination had a significant impact on our capital structure and operating results, and de-risked our product development, manufacturing and commercialization. The most significant changes in New Profusa’s future reported financial positions were approximately $11.0 million in proceeds from the PIPE Investment. This $11.0 million is offset by various deferred offering costs and $2.0 million closing fees related to the underwriters marketing fee for the IPO, which became payable upon the consummation of the Business Combination.

As a result of the Business Combination, the Company has become the successor to an SEC-registered and Nasdaq-listed company, we have hired additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

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

Nasdaq Continued Listing and Reverse Stock Split

As previously disclosed, on September 11, 2025, we received written notice from the Staff stating that we were not in compliance with the Minimum Bid Price Requirement and the MVLS Requirement. The Staff provided us an initial compliance period of 180 calendar days, or until March 10, 2026, to regain compliance with each of the Minimum Bid Price Requirement and the MVLS Requirement.

On February 9, 2026, we effected a 1-for-75 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Also as previously disclosed, on October 27, 2025, we received a letter from the Staff notifying us that, for the previous 30 consecutive business days, the market value of our publicly held shares was below the Market Value Requirement. The Staff provided us with an initial period of 180 calendar days, or until April 27, 2026, to regain compliance with the Market Value Requirement.

On March 11, 2026, we received a staff determination letter from the Staff indicating that we have not regained compliance with the Minimum Bid Price Requirement. The Staff previously provided a 180-day compliance period that expired on March 10, 2026; we did not regain compliance by that date. As a result, our securities are subject to delisting from The Nasdaq Global Market. In addition, the Staff indicated in its March 11, 2026 letter that we also did not regain compliance with the MVLS Requirement by March 10, 2026. The Staff stated that this MVLS deficiency is an additional basis for delisting. We exercised our right to appeal the delisting decision, and were notified on March 19, 2026 that the delisting action has been stayed. Our hearing with the Nasdaq Hearings Panel is scheduled for April 21, 2026.

Amendment No. 1 to ELOC Purchase Agreement

On July 28, 2025, we entered into an Equity Line of Credit (“ELOC”) Purchase Agreement and a related registration rights agreement with an investor, Ascent. Pursuant to the terms and conditions set forth in the ELOC Purchase Agreement, we may, from time to time and at its discretion, issue and sell to Ascent shares of its Common Stock for an aggregate purchase price of up to $100.0 million, subject to certain limitations and conditions.

On December 22, 2025, we entered into Amendment No. 1 (the “SPA Amendment”) to the ELOC Purchase Agreement. Pursuant to the SPA Amendment, Section 1.1 of the ELOC Purchase Agreement was amended and restated to modify the definition of Floor Price to provide for a Floor Price at or above $0.111 per share during the period commencing on the date of the SPA Amendment and ending on, but excluding February 9, 2026, the effective date of the Company’s 1-for-75 reverse stock split (the “Modification Period”). The “Floor Price” as amended and restated means, during the Modification Period, solely with respect to an aggregate number of shares of Common Stock issued and sold as Purchased Securities not to exceed 182,000 shares, to be sold at or above $0.111 per share and below $0.14. Upon the earliest to occur of (x) the issuance of such aggregate number of 182,000 shares as Purchased Securities during the Modification Period or (y) the end of the Modification Period, the Floor Price shall thereafter mean $0.14, the price per share of Common Stock equal to the product obtained by multiplying (x) twenty percent (20%) by (y) the Official Closing Price on July 25, 2025, in each case as further adjusted to reflect any reduction (but excluding any increase) in the price per share of Common Stock caused by any reorganization, recapitalization, non-cash dividend, share split or other similar transaction, all as provided in this Agreement. The modified Floor Price of $0.111 per share applies only during the Modification Period and only up to the 182,000 share cap relating to shares issued and sold below $0.14, and the unmodified definition applies to all other times and shares.

Since execution of the ELOC Purchase Agreement through December 31, 2025, we have drawn $10.3 million under the ELOC Purchase Agreement, and have made loan and interest repayments with these proceeds of $1.9 million through December 31, 2025. Subsequent to December 31, 2025 and through the date of filing, we issued 321,439 shares of our common stock in exchange for $0.8 million under the ELOC Purchase Agreement and issued 2,696,907 shares of our common stock for the settlement of $1.9 million of principal and interest on the Ascent PIPE Notes.

Mayo Clinic License Agreement

On February 11, 2026, we entered into a know-how License Agreement (the “License Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”), pursuant to which Mayo granted us an exclusive license to certain patent rights, which the parties plan to file for and obtain during the term of the License Agreement, and a non-exclusive license to specified know-how in the fields of continuous oxygen measurement and critical limb-threatening ischemia, with the right to sublicense such rights. Mayo retains customary reserved rights for educational, research and clinical programs of Mayo.

As consideration, beginning with the first commercial sale of a licensed product, we are required to pay royalties on net sales of licensed products in amounts that vary depending on the applicable field and intellectual property coverage. We are also obligated to make milestone payments upon the achievement of specified commercial, regulatory and clinical events.

In connection with the License Agreement, we will collaborate with Mayo to investigate high impact clinical applications of our technologies for new product development and commercialization.

The License Agreement contains customary provisions regarding confidentiality, representations, warranties, disclaimers and indemnifications, and termination rights. The term of the License Agreement extends for a period tied to the life of the licensed patent rights and a post-commercialization period, unless earlier terminated.

PPP Loan Forgiveness

We applied for loan forgiveness for the remaining PPP loan in December 2025. On February 11, 2026, the Company received approval for forgiveness from the SBA for the full $1.3 million principal loan balance. This amount will be recognized as a gain on PPP loan forgiveness in Other Income for the year ended December 31, 2026.

Sale of Bitcoins

On February 10, 2026, we sold 3 Bitcoins at a price of $69,222 per Bitcoin for an aggregate amount of $0.2 million. On February 17, 2026, we sold 5.5 Bitcoins at a price of $67,156 per Bitcoin for an aggregate amount of $0.4 million. On March 11, 2026, we made the determination to terminate our Bitcoin treasury reserve strategy in light of current market conditions and the evaluation of our capital allocation priorities. On March 13, 2026, we sold the remaining balance of 8.01 Bitcoins, at a price of $71,457 per Bitcoin for an aggregate amount of $0.6 million.

Amendments on Related-party Convertible Promissory Note

On March 20, 2026, we entered into an amendment for our related-party promissory note to extend the maturity date from January 11, 2026 to December 31, 2026. On April 6, 2026, we amended the note to update the conversion price to $0.76 per share and concurrently approved the conversion of the entire outstanding principal balance of $1.9 million into 2,460,257 shares of its common stock to the holders.

Amendment No. 4 on the PIPE Subscription Agreement

On April 2, 2026, we entered into Amendment No. 4 to our PIPE Subscription Agreement and related Pledge Agreement with Ascent. Under Amendment No. 4, we may request additional funding with an aggregate principal amount of up to $12.2 million, subject to the terms and conditions of the amended agreements.

Amendment No. 4 also modified certain terms of the related Pledge Agreement, including revising the release condition to provide that the applicable release condition will be satisfied upon payment in full, whether in cash or through conversion, of an aggregate principal amount of $1.7 million of notes issued in the additional closings expected to occur on or shortly after April 2, 2026. In addition, we have agreed with Ascent that any mandatory prepayment amounts received under the notes will first be applied to obligations related to such additional notes and thereafter to certain previously issued secured convertible promissory notes.

In connection with the additional closing on April 2, 2026, we issued an Ascent PIPE Note with an aggregate principal amount of $0.6 million and a warrant to purchase 1,111,111 shares of our common stock at an initial exercise price of $0.50 per share. The note matures on April 2, 2027, bears interest at 12% per annum and is convertible into shares of our common stock, subject to the terms of the note. The warrant contains customary terms and provisions for instruments of this nature.

Letter of Intent Relating to Proposed Acquisition

On March 31, 2026 (and amended and restated on April 3, 2026), we entered into a non-binding letter of intent with Bio Insights LLC (“Bio Insights”) to acquire certain assets, including the PanOmics assay and related know-how, for aggregate consideration of $30.0 million, payable entirely through the issuance of our equity securities, including common stock and convertible preferred stock. In connection with the proposed transaction, Bio Insights would be entitled to receive royalty payments equal to 3% of net revenues, payable annually following completion of audited financial statements. The proposed transaction remains subject to the execution of definitive agreements, stockholder approval, and other customary closing conditions.

Principles of Accounting and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to applicable rules and regulations of the SEC and include all adjustments necessary for the fair presentation of our financial position as of December 31, 2025 and 2024 and the results of operations and cash flows for the years then ended. The accompanying consolidated financial statements include the accounts of Profusa Inc. and its wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”). All intercompany balances and transactions have been eliminated in consolidation.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation, costs of consulting, supplies, depreciation and amortization and allocations of facility-related expenses. We expect our research and development expenses to increase as we increase staffing to support product development, continue our clinical trials, build prototypes, and continue to explore and develop next generation technologies.

General and Administrative Expenses

General and administrative expenses consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal, human resource functions, and business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including merger transaction costs incurred, allocated facility-related expenses and information technology costs.

Loss on Change in the Fair Value of Convertible Notes

We elected to apply the fair value option to account for (i) the convertible notes issued between June 2023 and March 2024 (the “Tasly Convertible Note”), (ii) the Ascent PIPE Notes issued during the year ended December 31, 2025 and (iii) the Northview Sponsor working capital promissory note. Loss on change in the fair value of convertible notes comprise of the change in fair value of the Company’s convertible notes and its related accrued interest on the convertible notes. These abovementioned notes were recorded at fair value at inception and are subject to remeasurement to fair value at each balance sheet date, with the change in fair value reflected in our consolidated statements of operations.

Gain on Change in the Fair Value of Warrant Liabilities

The change in fair value of our private warrant liabilities that we acquired as a result of our Business Combination is reflected in this financial statement line item.

Loss on Change in the Fair Value of Digital Assets

The change in fair value of Bitcoins that we hold during the respective periods is reflected in this financial statement line item.

Financing Costs

Financing costs consists of costs in relation to the issuance of shares under the ELOC Purchase Agreement.

Interest Expense

Interest expense consists primarily of the interest on our convertible notes, related party convertible notes, senior notes, promissory notes, and PPP Loans.

Other Income

Other income consists primarily of interest income earned from our operating cash account, income earned from sale of equipment and a short-term sublease of a portion of our facilities.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table sets forth our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue	$—	$100	$(100)	(100)%
Operating expenses:
Research and development	2,804	1,608	1,196	74%
General and administrative	24,902	2,992	21,910	732%
Total operating expenses	27,706	4,600	23,106	502%
Loss from operations	(27,706)	(4,500)	(23,206)	516%

Other income (expenses)
Loss on change in the fair value of convertible notes	(3,378)	(311)	(3,067)	986%
Gain on the change in fair value of warrant liabilities	895	—	895	100%
Loss on the change in fair value of digital assets	(555)	—	(555)	100%
Interest expense (including related parties amounts of $1,330 and $2,400 for the years ended December 31, 2025 and 2024, respectively)	(2,521)	(4,424)	1,903	(43)%
Financing costs	(2,574)	—	(2,574)	100%
Other income	16	5	11	220%
Total other expense, net	(8,117)	(4,730)	(3,387)	72%
Net loss	$(35,823)	$(9,230)	$(26,593)	288%

Revenue – Grant revenue was recognized in 2024, while no grant revenue was recognized in 2025, as we focused on closing the Business Combination.

Research and Development – Research and development expenses increased by $1.2 million, or 74%, to $2.8 million during the year ended December 31, 2025 from $1.6 million during the year ended December 31, 2024. The increase was driven primarily by the increase in regulatory and contract research organization (“CRO”) costs of $0.8 million, plus laboratory rent and materials costs of $0.2 million and $0.1 million, respectively, which is in line with our intent to focus on research and development to complete device functionality and reach the point of commercialization in the near future.

General and Administrative – General and administrative expenses increased by $21.9 million, or 732%, to $24.9 million during the year ended December 31, 2025 from $3.0 million during the year ended December 31, 2024. The increase was driven primarily by the increase in transaction closing costs of $14.5 million, an increase in personnel costs of $4.3 million, increase in accounting fees of $1.1 million, an increase in public relations expense of $0.7 million and an increase to insurance and legal fees of $0.6 million.

Loss on Change in the Fair Value of Convertible Notes – Loss on change in the fair value of convertible notes increased by $3.1 million, or 986%, to $3.4 million during the year ended December 31, 2025 from a loss of $0.3 million during the year ended December 31, 2024. The loss recognized during the year ended December 31, 2025 was driven by the losses on the remeasurement of the Ascent PIPE Notes and the Tasly Convertible Note of approximately $3.3 million and $0.1 million, respectively, partially offset by the gain on the remeasurement of the Northview Sponsor working capital promissory note of $0.2 million. During the year ended December 31, 2024, the entirety of the loss on change in the fair value of convertible notes was due to the remeasurement of the Tasly Convertible Note.

Gain on Change in the Fair Value of Warrant Liabilities – Gain on change in the fair value of warrant liabilities was $0.9 million during the year ended December 31, 2025 due to the decline in our stock price during the same period. We acquired the warrant liabilities as a result of the Business Combination and therefore the change in fair value of warrant liabilities is only reflected in the year ended December 31, 2025.

Loss on Change in the Fair Value of Digital Assets – Loss on change in the fair value of digital assets was $0.6 million during the year ended December 31, 2025. We did not have any Bitcoin in the year ended December 31, 2024.

Interest Expense – Interest expense decreased by $1.9 million, or 43%, to $2.5 million during the year ended December 31, 2025 from $4.4 million during the year ended December 31, 2024. The decrease was primarily due to junior and senior convertible notes being converted and settled on July 11, 2025, the Closing Date of our Business Combination, which reduced the accrued interest on these notes for the remainder of the year ended December 31, 2025.

Financing Costs – Increased by $2.6 million in relation to the issuance of shares under the ELOC Purchase Agreement.

Other Income – Other income increased by an immaterial $11 thousand during the year ended December 31, 2025 relating to interest income earned on our cash operating account.

Liquidity and Capital Resources

Sources of Liquidity

We incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, junior and senior convertible notes, related party loans payable, ELOC, PPP Loans available to us under the Paycheck Protection Program, convertible PIPE note, related party convertible notes, and other promissory notes. From inception through December 31, 2025, we raised gross proceeds of $98.0 million from the issuances of convertible preferred stock and convertible notes and loans, $11.0 million from loans payable, $10.3 million from ELOC, $2.5 million from PPP Loans and $1.0 million from issuance of promissory notes. As of December 31, 2025, we had cash of $1.8 million.

Our junior convertible notes bore interest at 12% per annum and their outstanding principal and accrued but unpaid interest automatically converted into shares of Common Stock at $525.00 per share upon consummation of the Business Combination, as adjusted by our Reverse Stock Split. In addition, upon consummation of the Business Combination, all junior noteholders have a right to receive additional shares upon achievement by the Company of certain share price and sales milestones (the earnout shares).

We commenced issuance of our senior convertible notes in April 2021 and continued issuing them until the Closing. Our senior convertible notes bore interest at 12% per annum and their outstanding principal and accrued but unpaid interest automatically converted into shares of Common Stock between $37.50 and $300.00 per share upon consummation of the Business Combination, based on the fixed conversion price defined in the notes, as adjusted by our Reverse Stock Split. In addition, upon consummation of the Business Combination, all senior noteholders obtained the right to receive additional shares upon achievement by the Company of certain share price and sales milestones (the earnout shares).

On August 8, 2023, a new wholly owned subsidiary, APAC, was created and incorporated by Legacy Profusa under the laws of Singapore. Upon creation, the new entity was capitalized by Legacy Profusa by payment of $1,000 for 1,000 Ordinary Shares. As a result, at the time of incorporation, the entity became a wholly owned subsidiary of Legacy Profusa. The entity was created with the expectation of jointly conducting the business of developing, manufacturing and commercializing the Lumee Glucose and the Lumee Oxygen products, currently under development by the Company, together with a third party. No business or activities will have been conducted by the entity from the date of formation through and until the closing date of the proposed License Agreement and Shareholders Agreement between the Company and Best Life Technology Ltd, an entity wholly owned and controlled by Tasly.

In the event we either fail to complete the formation of the APAC Joint Venture or fail to repay the amounts under the Tasly Convertible Note when they become due, the lender will have an option to convert the outstanding balance and accrued but unpaid interest (in part or in full) into senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as converted on July 11, 2025 into New Profusa (which terms include conversion into Company Common Stock). Notwithstanding the conversion provisions above, any repayment obligations (in part or in full) of the outstanding principal balance and accrued but unpaid interest under the Tasly Convertible Note may, at the lender’s option, be made through conversion of part or all amounts payable into (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as converted on July 11, 2025, $37.50 per share, or (ii) Common Stock at a conversion price of $144.00 per share.

Our outstanding PPP Loan of $1.4 million bears interest at 1% per annum. As of December 31, 2025, the repayment of the PPP Loan was expected to be made in equal monthly payments of principal and interest from October 25, 2022 until May 25, 2026. In February 2026, our application for forgiveness for this loan was approved.

Our outstanding promissory notes accrue interest at 5% and 12% per annum, most of which do not have a set maturity date. Any promissory notes that did have an initial maturity date, which has passed, we have verbally agreed to pay off these loans subsequent to the Closing. We are currently in default; accordingly, we classified the entire outstanding amount as a current liability on the consolidated balance sheets.

Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. Subsequent to the year ended December 31, 2025, we obtained additional funds from the ELOC, however, conditions exist that raise substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements as of and for the year ended December 31, 2025 are issued.

Long-Term Liquidity Requirements

We expect our cash on hand, and cash that we received from the Business Combination and PIPE Investment, together with proceeds from the ELOC and the cash we expect to generate from future operations and sale of digital assets, will provide sufficient funding to support initial commercial operations. The cash generated from the Business Combination includes an initial net $9.0 million in PIPE proceeds from the first tranche and net $2.0 million from the second tranche of a convertible note. The cash generated from the ELOC was $10.3 million for the year ended December 31, 2025. Until we generate sufficient operating cash flow to cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets are currently experiencing, and may continue to experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods have been funding our research and development activities, legal and bank transaction fees, and other personnel cost. Near-term capital requirements through December 31, 2026 leading to and supporting initial commercialization are estimated to total approximately $14.5 million and include further research and development to enable us to obtain the required regulatory approvals, manufacturing, commercialization and wide-scale marketing for our Lumee Oxygen and Lumee Glucose devices. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. For any periods after the twelve months subsequent to the filing of these financial statements as of December 31, 2025, we may be required to seek additional equity or debt financing. In the event that we require additional financing we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our production investments, the pace of our production ramp-up, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(16,248)	$(2,066)	$(14,182)
Investing activities	(2,008)	—	(2,008)
Financing activities	19,843	2,115	17,728
Net increase in cash	$1,587	$49	$1,538

Operating Activities

Cash used in operating activities for the year ended December 31, 2025 of $16.2 million was primarily driven by our net loss of $35.8 million, adjusted for non-cash charges of $15.2 million and net cash inflows of $4.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash issuance of inducement shares in connection with the merger of $7.3 million, the non-cash loss on fair value of convertible notes of $3.1 million, non-cash interest expense of $2.5 million, non-cash issuance cost of $1.0 million for ELOC Warrants, stock-based compensation of $0.9 million, the loss on the change in fair value of digital assets of $0.6 million, non-cash merger transaction costs of $0.5 million, offset by the gain on fair value of warrant liabilities of $0.9 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $3.6 million and in accrued liabilities of $0.5 million and a decrease in prepaid expenses and other current assets of $0.2 million.

Investing Activities

Cash used in investing activities was $2.0 million for the year ended December 31, 2025, which consisted primarily of the purchase of digital assets. As of December 31, 2025, the Company held 16.51 units of Bitcoin. Bitcoin is subject to significant price volatility. A substantial decline in the market price of Bitcoin could materially reduce the value of our holdings and adversely affect our financial position.

We did not have any investing activities in the year ended December 31, 2024.

Financing Activities

Cash provided by financing activities was $19.8 million for the year ended December 31, 2025, which consisted primarily of net proceeds from the issuance of ELOC of $10.3 million, issuance of PIPE of $11.0 million, issuance of senior notes of $1.5 million, offset by the repayment of convertible notes and senior notes of $2.9 million.

Cash provided by financing activities was $2.1 million for the year ended December 31, 2024, which consisted primarily of net proceeds from the issuance of senior notes of $3.2 million, primarily offset by payment of deferred offering costs of $1.0 million and the repayment of related party promissory notes of $0.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2025, and the years in which these obligations are due (in thousands):

	2026	2027	Total
Tasly convertible note - related party	$2,290	$—	$2,290
Convertible promissory note - related party	1,870	—	1,870
Loans payable	—	7,877	7,877
Senior notes	42	—	42
Promissory notes	1,049	—	1,049
PPP loan	1,390	—	1,390
Total contractual obligations	$6,641	$7,877	$14,518

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

Management has discussed several significant accounting estimates and believes that the fair value of the Ascent PIPE Notes, is the only accounting estimate that rises to the level of a critical accounting estimate.

The Ascent PIPE Notes is carried at fair value based on unobservable market inputs. The fair value of financial instrument is determined using the Monte Carlo simulation model. Where observable market prices are not available, we use models that incorporate assumptions about credit risk, interest rates, and market volatility. These estimates require significant judgment, particularly for instruments classified as Level 3 in the fair value hierarchy. Changes in these assumptions could materially affect the reported fair values and related income or expense. We regularly review and update our valuation to reflect current market conditions and ensure consistency with accounting standards.

Management considered various fair value instruments; however, only the Ascent PIPE Notes is both classified as a Level 3 fair value instrument and is material to our consolidated financial statements. The Ascent PIPE Notes was valued at $7.9 million as of December 31, 2025. In addition, we consider this estimate critical due to its complexity, subjectivity, and material impact on reported results. As such, we have one critical accounting estimate to report, and have included our considerations below.

Ascent PIPE Notes

We have elected to account for our Ascent PIPE Notes at fair value under ASC 825, “Financial Instruments.” The PIPE Subscription Agreement is classified as a Level 3 financial instrument due to the absence of observable market inputs and the significant use of management judgment in determining fair value.

The fair value is estimated using a probability-weighted discounted cash flow model that incorporates multiple simulated settlement scenarios, including conversion, repayment, and extension. Key inputs include the discount rate, expected term, volatility, and conversion likelihood. When the PIPE Subscription Agreement was executed between Northview and the PIPE investors, the loan was with a related party, as such observable market data is limited, and management applies significant judgment in assessing the economic substance of the arrangement.

During the year ended December 31, 2025, the estimated fair value of the Ascent PIPE Notes increased by $3.3 million. Changes in fair value are recognized in earnings each period. We consider this estimate critical due to its complexity, subjectivity, and material impact on reported results.

Valuation policies are reviewed quarterly, and inputs are updated based on evolving market conditions and contractual developments. A change in the discount rate of +100 basis points would result in a fair value change of approximately $13 thousand or (0.2)%, while a 10% change in volatility would impact fair value by approximately $8 thousand or 0.1%.

The reconciliation of the beginning and ending balances for the Ascent PIPE Notes can be referenced in Note 4 of the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Accounting Pronouncements

See the section titled “Recent Accounting Pronouncements” in Note 2 of the notes to our consolidated financial statements included in this Annual Report for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2025 due to the existence of material weaknesses. Our internal controls did not detect an error in (i) segregation of duties in the financial statement close process, (ii) lack of review controls and expertise to ensure accurate valuations and accounting of financial instruments, and (iii) lack of technical accounting expertise and internal controls to ensure accurate preparation of its financial statements in accordance with U.S. GAAP including complex debt and equity instruments.

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

This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of April 14, 2026. Our officers are appointed by, and serve at the pleasure of, the Company’s board of directors (the “Board”).

Name	Age	Position
Ben C. Hwang, Ph.D.	58	Chairman of the Board; Chief Executive Officer
Fred Knechtel	65	Chief Financial Officer
Rajesh Asorpota	59	Director
Lauren Chung	53	Director
Peter O’Rourke	53	Lead Independent Director
Jack Stover	73	Director
Bill McMillan	75	Co-founder, Chief Scientific Officer, and Head of Research

The following is information about the experience and attributes of the members of our Board and senior executive officers as of the date of this Annual Report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for Board membership, as well as why they continue to serve in such positions.

Ben C. Hwang, Ph.D. — Dr. Hwang has served as Profusa’s Chairman of the board and Chief Executive Officer since January 2012. Prior to Profusa, Dr. Hwang served in a variety of leadership roles at Life Technologies Corp. (acquired by Thermo Fisher Scientific, Inc.), including President of the Asia Pacific Region and Head of the qPCR Division. Prior to joining Life Technology, Dr. Hwang was a consultant with McKinsey & Company. Dr. Hwang received his M.A. in Biology and Ph.D. in Biology from The Johns Hopkins University. We believe that Dr. Hwang is well-qualified to serve as a director of the Company based on his familiarity with Profusa’s business, his experience in the life science industry, and his educational background.

Fred Knechtel — Fred Knechtel has served as our Chief Financial Officer since July 2025, and was the Co-Founder, Director and CFO of Northview Acquisition Corporation between August 2023 through the closing of the Business Combination in July 2025. From August 2022 to August 2023, Mr. Knechtel served as chief financial officer of DiamiR Biosciences. From January 2020 to January 2021, Mr. Knechtel served as chief financial officer of Interpace Biosciences, Inc. From June 2018 to December 2018, Mr. Knechtel served as chief financial officer of GENEWIZ, Inc. From November 2014 to November 2017, Mr. Knechtel served as group chief financial officer of Sims Metal Management. From November 2009 to October 2014, Mr. Knechtel served as chief financial officer of Remy International, Inc. Mr. Knechtel received a Bachelor of Engineering from Stony Brook University and a M.B.A in Finance from Hofstra University. We believe that Mr. Knechtel is well-qualified to serve as a director of the Company based on Mr. Knechtel’s experience holding high level executive positions in the life sciences industry, and his financial and accounting experience.

Rajesh Asarpota — Rajesh Asarpota has served as a director since July 2025. Mr. Asarpota is currently the chief financial officer at Augmedics, a company that has pioneered cutting-edge augmented reality technologies to improve surgical outcomes for spine surgery. Prior to Augmedics, from September 2020 to October 2021, he served at ApiJect as executive vice president, chief financial officer and head of technology. ApiJect is a medical technology company that seeks to revolutionize how medicines and vaccines are filled, finished and delivered. Prior to ApiJect, from August 2017 to September 2020, Asarpota served as executive vice president and chief financial officer with NuVasive, a global public company and leader in minimally invasive, procedurally integrated spine solutions. Prior to NuVasive, he spent two years in the private equity space at Imaging Advantage and Cole Parmer as executive vice president and chief financial officer. Imaging Advantage was acquired by Envision in 2015. In 2014, he served as the executive vice president and chief financial officer for Questcor Pharmaceuticals which was acquired by Mallinckrodt in a $5.6B transaction. Mr. Asarpota also spent a decade at Life Technologies, a global life sciences company where he was responsible for helping scale the organization, driving growth through organic and M&A channels. During his tenure, the company revenue grew from approximately $1B to more than $4B in 2014, leading to the company’s sale to Thermo Fisher for $13.6 billion that year. Prior to Life Technologies, Mr. Asarpota spent 11 years at GE in several finance leadership roles. Mr. Asarpota holds a M.B.A. from Marquette University and a Bachelor of Commerce from the University of Bombay. We believe that Mr. Asarpota is well-qualified to serve as a director of the Company based on his healthcare focused experience.

Lauren Chung — Lauren Chung has served as a director since July 2025. Since November 2019, Dr. Chung has served as chief executive officer of MINLEIGH LLC, identifying, evaluating and partnering with companies for investments and strategic, operational, and commercial opportunities, and venture partner at Yozma Group. From May 2017 to November 2019, Dr. Chung was an Equity Research Managing Director at WestPark Capital. From August 2016 to April 2017, Dr. Chung as in equity research at Maxim Group. Previously, Dr. Chung founded and served as chief operating officer and chief compliance officer of Tokum Capital Management, a global healthcare investment fund. Prior to that, she managed healthcare investment portfolios at institutional investment firms. Dr. Chung serves as director of Todos Medical Ltd. Dr. Chung previously served as director of Cure Pharmaceutical Holding Corp from August 2019 until November 2021, UltraSight, Inc from December 2020 to December 2021, and AdiTxt, Inc. from June 2021 until December 2021. Dr. Chung holds a Ph.D. in Neuropathology from Columbia University-College of Physicians & Surgeons, an M.B.A from Columbia Business School, and a BA with honors in Biochemistry and Economics from Wellesley College. We believe that Dr. Chung is well-qualified to serve as a director of the Company based on Dr. Chung’s extensive corporate board and investment analysis experience.

Peter O’Rourke — Peter O’Rourke has served as Lead Independent Director since July 2025. Since December 2018, Mr. O’Rourke has served as Managing Partner at TCI Partners, a consulting firm focused on healthcare, aerospace and the public sector. From November 2020-August 2022, Mr. O’Rourke was President and Director for Western Magnesium, where he created the U.S. operations strategy and team during the successful technology pilot phase of the company, and led enterprise and defense business development, government affairs, and communications. From January 2017 to December 2018, Mr. O’Rourke served as the Acting Secretary and Chief of Staff of the Department of Veteran Affairs. From May 2015 to July 2016, Mr. O’Rourke served as a principal of Calibre Systems, Inc., a consulting firm. Mr. O’Rourke also served in both the U.S. Navy and Air Force. Mr. O’Rourke served as Director for AXIM Biotechnologies from July 2020 to present. AXIM is a vertically integrated research and development company focused on improving the landscape for the diagnosis of ophthalmological conditions such as Dry Eye Disease (DED) through rapid diagnostic tests. Mr. O’Rourke received a Bachelor of Arts in Political Science from the University of Tennessee in Knoxville as well as a Master of Science in Logistics and Supply Chain Management from the United States Air Force’s Institute of Technology. We believe that Mr. O’Rourke is well-qualified to serve as a director of the Company based on Mr. O’Rourke’s leadership and consulting experience in the healthcare industry.

Jack Stover — Jack Stover has served as a director since July 2025. Since November 2018, Mr. Stover has been director, member of the compensation committee, chairman of the audit committee, chairman of the special deal committee and recently Lead Independent Director of Traws Pharma Inc. (TRAW) (formerly Onconova Therapeutics, Inc. (ONTX)) a Nasdaq-based novel small molecule anti-viral and oncology therapeutics company with products in various clinical trials. Mr. Stover has also been a member of the board of directors of Stero Therapeutics, Inc., a private medical company, since February 2024. Mr. Stover was appointed to the board of directors and chairman of the audit committee of PharmaCyte Biotech, Inc. (PMBC) effective August 15, 2022 and resigned from the board effective November 1, 2022. From June 2016 to November 2020, Mr. Stover served as president, chief executive officer and director of Interpace Biosciences, Inc., (IDXG) a publicly-traded small cap life sciences company providing complex molecular analysis for the early diagnosis and treatment of cancer and supporting the development of targeted therapeutics and previously from December 2015 until June 2016, served as interim president and chief executive officer of IDXG. Mr. Stover was also on the board of directors of IDXG from August 2005 until November 2020, and was chairman of the audit committee from August 2005 until December 2015. From June 2016 to December 2016, Mr. Stover was chairman of the audit committee and a member of the board of directors of Viatar CTC Solutions, Inc. From 2004 to 2008, he served as chief executive officer, president and director of Antares Pharma, Inc., a publicly held specialty pharmaceutical company then listed on the American Stock Exchange. In addition to other relevant experience, Mr. Stover was also formerly a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in Pennsylvania and New Jersey. Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant. We believe that Mr. Stover is well-qualified to serve as a director of the Company based on Mr. Stover’s experience holding senior leadership positions in the life sciences industry, and his specific experience and skills in the areas of general operations, financial operations and administration.

Bill McMillan — Bill McMillan was the initial driving force to start Profusa — he built the company road map, enlisted top talent and secured seed funding. As a co-inventor of Profusa’s biologically integrated sensor and optical reader, Bill McMillan is a biotech pioneer whose career has spanned more than three decades in the development of next-generation diagnostic and medical device technologies and products, the last 20 years as an entrepreneur. He was the co-founder and Senior Vice President of Research and development at Cepheid, Inc. (NASDAQ: CPHD), a global leader in developing and commercializing easy-to-use molecular diagnostic products. He earned a B.S. in Chemistry and an M.S. in Microbiology from San Jose State University and later became a certified public health microbiologist before moving to the medical technology industry.

No director is related to any other director or executive officer of the Company or any of our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Corporate Governance

Classification of Board of Directors

Our board of directors consists of five members, divided into three classes of directors that serve staggered three-year terms. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the same class whose term is then expiring. As a result, only one class of directors is elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

●	the Class I director is Lauren Chung, and her term will expire at the first annual meeting of stockholders;

●	the Class II directors are Jack Stover and Peter O’Rourke, and their terms will expire at the second annual meeting of stockholders; and

●	the Class III directors are Ben Hwang and Rajesh Asarpota, and their terms will expire at the third annual meeting of stockholders.

Dr. Hwang serves as both Chairman of the board and Chief Executive Officer, and Mr. O’Rourke serves as the Lead Independent Director. Our board believes that this strikes an appropriate balance between strong Company leadership with deep knowledge of our business through a combined Chairman of the board and Chief Executive Officer role, and independent oversight through a Lead Independent Director position. More specifically, our Board believes that the Lead Independent Director position helps maintain an appropriate level of independent checks and balances, enables independent oversight of management and encourages objective oversight of management’s performance, reinforcing the independence of the board as a whole and enhancing its overall effectiveness. In the role of Lead Independent Director, Mr. O’Rourke will (i) preside over Board meetings at which the Chairman of the board is not present, (ii) preside over executive sessions of the independent directors, (iii) serve as a liaison between the independent directors and the Chairman of the board, (iv) be authorized to call meetings of the independent directors, (v) lead the board in discussions concerning our Chief Executive Officer’s performance and succession, (vi) consult with the Chairman of the board regarding meeting agendas and meeting schedules for the board, (vii) be available for consultation and direct communication if requested by major stockholders and (viii) perform such other duties as requested by the board.

While the board has concluded that this leadership structure is appropriate for us at this time, the Nominating and Corporate Governance Committee will be charged with periodically reviewing the board’s leadership structure. With the committee’s support, the board will continue to regularly evaluate its leadership structure and may exercise its discretion to make changes designed to ensure an appropriate and effective framework of governance and accountability, taking into consideration the needs of our business and the long-term interests of our stockholders.

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Our certificate of incorporation and bylaws authorize only our board of directors to fill vacancies on the board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control.

Independence of our Board of Directors

Four (4) of our five (5) directors are independent directors and our board consists of an independent audit committee, nominating committee and compensation committee. Jack Stover, Peter O’Rourke, Rajesh Asorpota, and Lauren Chung are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules.

Board Committees

Audit Committee

Our audit committee is responsible for, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the annual financial statements that we file with the SEC;

●	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related person transactions; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee consists of Lauren Chung (Chair), Rajesh Asarpota and Peter O’Rourke each of whom qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to audit committee membership. In addition, all of the audit committee members meet the requirements for financial literacy under applicable SEC and Nasdaq rules and qualify as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. Our Board has adopted a written charter for the audit committee, which is be available on our website. The reference to our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving, (either alone or, if directed by the board of directors, in conjunction with a majority of the independent members of the board of directors) the compensation of our Chief Executive Officer;

●	overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our board of directors regarding the compensation of our other executive officers;

●	reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans, policies and programs;

●	reviewing and approving all employment agreement and severance arrangements for our executive officers;

●	making recommendations to our board of directors regarding the compensation of our directors; and

●	retaining and overseeing any compensation consultants.

Our compensation committee consists of Rajesh Asarpota (Chair), Lauren Chung, and Peter O’Rourke, each of whom qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to compensation committee membership, including the heightened independence standards for members of a compensation committee. Our board adopted a written charter for the compensation committee, which is available on our website. The reference to our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Nominating Committee

Our nominating committee is responsible for, among other things:

●	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

●	overseeing succession planning for our Chief Executive Officer and other executive officers;

●	periodically reviewing our board of directors’ leadership structure and recommending any proposed changes to our board of directors;

●	overseeing an annual evaluation of the effectiveness of our board of directors and its committees; and

●	developing and recommending to our board of directors a set of corporate governance guidelines.

Our nominating committee consists of Peter O’Rourke (Chair), Jack Stover and Lauren Chung, each of whom qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to nominating committee membership. Our board adopted a written charter for the nominating committee, which is available on our website after adoption. The reference to our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Risk Oversight

Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.

Code of Ethics

Our board adopted a Code of Ethics applicable to our directors, executive officers and team members that complies with the rules and regulations of Nasdaq and the SEC. The Code of Ethics is available on our website. In addition, we intends to post on the Corporate Governance section of our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2025, all Reporting Persons complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

We have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies, as we are an emerging growth company. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. Such rules require compensation disclosure for Profusa’s principal executive officer and its two most highly compensated executive officers other than the principal executive officer whose total compensation for 2025 exceeded $100,000, who were serving as the Company’s executive officers as of December 31, 2025. We refer to these individuals as the Company’s “named executive officers.” For 2025, Ben Hwang, Chief Executive Officer and Chairman, and Fred Knechtel, Chief Financial Officer were Profusa’s “named executive officers.”

Compensation of Named Executive Officers

Cash Compensation

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, Profusa provides a base salary level designed to reflect the executive officer’s scope of responsibility and accountability. While cash bonuses have been provided on a discretionary basis in prior years, Dr. Hwang and Mr. Knechtel received a cash bonus for respective amounts as shown below in the summary compensation table with respect to 2025.

Equity Awards

While Profusa maintains an equity compensation plan, during 2025, Dr. Hwang and Mr. Knechtel did not receive any equity awards with respect to Profusa and, as of December 31, 2025, Dr. Hwang and Mr. Knechtel did not hold any outstanding equity awards with respect to Profusa.

Summary Compensation Table

The following table shows information regarding the compensation of Dr. Hwang and Mr. Knechtel, our named executive officers, for services performed in the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Ben Hwang, Chief Executive Officer	2024	470,000	—	—	470,000
	2025	300,000	2,000,000	—	2,300,000
Fred Knechtel, Chief Financial Officer	2025	165,801	520,000	—	685,801

Additional Narrative Disclosure

Severance Arrangements

Profusa generally executes an offer of employment before an executive joins Profusa. This offer describes the basic terms of the executive’s employment, including his or her start date, starting salary, annual incentive target (if any) and equity awards. Profusa does not maintain a general severance policy. However, Dr. Hwang’s offer letter, dated January 1, 2013, provides that, upon a termination of employment by Profusa without cause, Profusa will pay him six months’ base salary plus a pro-rata portion of any earned bonus payment (in a lump sum payment), as well as pay his monthly COBRA premiums for up to six months, subject to Dr. Hwang’s execution of a release of claims in favor of Profusa.

401(k) Plan

Profusa maintains a qualified 401(k) savings plan which allows participants to defer a portion of their compensation to the 401(k) savings plan on a before-tax and after-tax basis. Profusa provides discretionary profit sharing contributions on behalf of its eligible participants. Profusa did not make any profit sharing contributions in 2025.

Director Compensation

Profusa’s historical director compensation program has consisted of equity awards. However, in 2025, Profusa did not grant any equity awards to its non-employee directors. In 2026, we entered into a director’s agreement with each of our non-employee directors, and a total of $110,000 was paid out for 2025 compensation. See table below for summary of annual cash retainers for non-employee directors.

As of December 31, 2025, the non-employee directors held outstanding options to purchase Profusa shares as follows: Joan Braddi - 80,000 shares. Mr. Knechtel and Dr. Hwang, as Profusa’s Chief Financial Officer and Chief Executive Officer, respectively, did not receive any additional compensation for their service on the Profusa board of directors. Please see the Summary Compensation Table for the compensation paid or awarded to Dr. Hwang and Mr. Knechtel in 2025.

Annual retainer
for nonemployee
directors
Board of Directors:
Members	$35,000
Lead director	$50,000

Audit Committee
Member	$7,500
Chairperson	$15,000

Compensation Committee
Member	$5,000
Chairperson	$10,000

Nominating and Corporate Governance Committee
Member	$3,750
Chairperson	$7,500

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 14, 2026, regarding beneficial ownership of our common stock by:

●	each of our directors;

●	each of our named executive officers;

●	all directors and executive officers as a group; and

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days.

The percentage of beneficial ownership is based on 4,410,268 shares of Common Stock issued and outstanding as of April 14, 2026.

In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date hereof are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 626 Bancroft Way, Suite A, Berkeley, CA 94710. Unless otherwise indicated and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Beneficial Ownership Table

Name of Beneficial Owner
Executive Officers and Directors:	Shares	Percentage
Ben Hwang, Ph.D. (1)	8,858	*
Fred Knechtel	14,764	*
Rajesh Asarpota	—	—
Lauren Chung	400	*
Peter O’Rourke	1,436	*
Jack Stover	7,382	*
All directors and executive officers as a group (six individuals) (1)	32,840	*

*	Indicates beneficial ownership of less than 1% of the outstanding common stock.

(1)	Includes 2,494 shares held by Samantha Chiu, the spouse of Ben Hwang, Ph.D.

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2025. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented within Note 9 and Note 10 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	246,349	$855.54	100,386
Equity compensation plans not approved by security holders	—	—	—
Total	246,349	$855.54	100,386

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Tasly Convertible Note

In June 2023, Profusa entered into a short-term loan agreement with Tasly, a shareholder of Profusa, which it may borrow up to $1.6 million, of which $1.0 million was borrowed on June 26, 2023, and the remainder was available to be borrowed by August 31, 2023. The loan bears interest at a rate of 12% per annum and matured on December 31, 2023, subject to the parties’ decision to extend. Upon occurrence of certain events of default by Profusa, including failure to repay in full the amounts owed at maturity, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the Tasly Convertible Note into senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of December 31, 2025. In the event Profusa fails to repay the Tasly Convertible Note, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the Tasly Convertible Note into either (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of December 31, 2025, or (ii) the Common Stock at a conversion price of $144 per share.

Profusa elected to apply the fair value option to account for the Tasly Convertible Note. Accordingly, no features of the Tasly Convertible Note are bifurcated and separately accounted for. The fair value of the Tasly Convertible Note was $1.6 million at issuance and $2.3 million as of December 31, 2025. Accrued stated interest on the Tasly Convertible Note was $0.4 million for the year ended December 31, 2025.

Equity Grants to Executive Officers and Directors

Profusa has granted stock options to its executive officers and certain directors, as more fully described in Item 11.

Director and Executive Officer Compensation

Please see Item 11 for information regarding the compensation of Profusa’s executive officers and directors.

Severance Arrangements

Profusa has entered into severance arrangements with certain of its executive officers. For more information regarding these agreements, see Item 11.

Indemnification Agreements

We entered into new indemnification agreements with each of our directors and executive officers that are not already party to indemnification agreements. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our amended and restated bylaws also require us to advance expenses incurred by our directors and officers.

NorthView Related Party Transactions Pre-Business Combination

On April 27, 2023, the Company signed a Convertible Working Capital Promissory Note (“the Note”) with the Sponsor for $1.2 million. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $75 per warrant. On January 10, 2024, the Company’s board of directors approved, and the Company amended the Note to increase the principal amount of the Note that could be drawn on to $1.5 million. The amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Common Stock at a price of $166.50 per share at the election of the Sponsor. On May 31, 2024, the Company’s board of directors approved and the Company entered into a second amendment of the Note to increase the principal amount of the Note that could be drawn on to $2.5 million. The second amended and restated Note also allows for the conversion of the outstanding principal balance of the Note to be repaid in shares of Common Stock at a price of $166.50 per share at the election of the Sponsor. As of December 31, 2025, the Company had principal outstanding of $1.9 million and is presenting the Note at fair value on its balance sheet at December 31, 2025 in the amount of $1.9 million. As of December 31, 2025, this note was due on July 11, 2025, and on March 20, 2026, we amended the Note to extend the maturity date to December 31, 2026. In addition, on April 6, 2026, the Company amended the Note to update the conversion price to $0.76 per share and concurrently approved the conversion of the entire outstanding principal balance of $1.9 million into 2,460,257 shares of its common stock to the holders.

Procedures for Approval of Related Party Transactions

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our Common Stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Our audit committee is responsible for reviewing and approving in advance any related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company in fiscal years 2025 and 2024

Marcum LLP (“Marcum”) served as our independent registered public accounting firm for the year ended December 31, 2024. On November 1, 2024, CBIZ CPAs P.C. (“CBIZ”) acquired the attestation business of Marcum LLP (“Marcum”). On April 30, 2025, Marcum resigned as our independent registered public accounting firm, and on the same day, with the approval of our audit committee, we engaged CBIZ as our independent registered public accounting firm for the year ending December 31, 2025.

The following table summarizes the fees for professional services rendered by CBIZ and Marcum (collectively, “Auditors”), which have been the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024, respectively.

	Year ended December 31,
	2025	2024
Audit fees (1)	$664,135	$568,040
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$664,135	$568,040

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	During the years ended December 31, 2025 and 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2025 or 2024.

Audit Committee Audit and Non-Audit Services Pre-approval Policy

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. During our 2025 and 2024 fiscal years, no services were provided to us by CBIZ or Marcum other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits: See “Index to Exhibits” for a description of our exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1†	Merger Agreement and Plan of Reorganization, dated as of November 7, 2022, by and among the Company, Legacy Profusa and Merger Sub (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on November 10, 2022).
2.2	Amendment No. 1 to Merger Agreement, dated September 12, 2023 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed on September 13, 2023)
2.3	Amendment No. 2 to Merger Agreement, dated January 12, 2024 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed on January 22, 2024).
2.4	Amendment No. 3 to Merger Agreement, dated March 4, 2024 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed on March 14, 2024).
2.5	Amendment No. 4 to Merger Agreement, dated February 11, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on February 19, 2025).
2.6	Amendment No. 5 to Merger Agreement, dated April 2, 2025 (incorporated by reference to Exhibit 2.6 to the Registration Statement on Form S-4 filed on May 13, 2025).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed December 23, 2021).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of NorthView Acquisition Corp., dated March 10, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 13, 2023).
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed on May 13, 2025)
3.4	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2025).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 5, 2026).
3.6	Amended and Restated Bylaws (incorporated by reference to Annex E to the Registration Statement on Form S-4 filed on May 13, 2025).
4.1	Form of Commitment Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 28, 2025).
10.1+	2025 Equity and Incentive Plan (incorporated by reference to Annex C to the Registration Statement on Form S-4 filed on May 13, 2025).
10.2	Binding Term Sheet for APAC Joint Venture, between Legacy Profusa, Carbis Bay Limited, BC Sensor Limited and Tasly (International) Healthcare Capital Company Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed on May 13, 2025)
10.3	Form of Securities Purchase Agreement, dated February 11, 2025, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.4	Amendment No. 1, dated August 25, 2025, to the Securities Purchase Agreement, dated February 11, 2025, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 26, 2025).
10.5	Amendment No. 3, dated December 29, 2025, to the Securities Purchase Agreement, dated February 11, 2025, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2025).
10.6	Amendment No. 4, dated as of April 2, 2026, to the Securities Purchase Agreement, dated as of February 11, 2025, and the Pledge Agreement, dated as of July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2026).
10.7	Senior Convertible Promissory Note Purchase Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed on May 13, 2025).

10.8	Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 18, 2025).
10.9	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.10	Amendment No. 1, dated August 25, 2025, to the Senior Secured Convertible Promissory Note issued by the Company on February 11, 2025, for the benefit of Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 26, 2025).
10.11	Form of Amended Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 26, 2025).
10.12	Amendment No. 2, dated December 22, 2025, to the Senior Secured Convertible Promissory Note issued by the Company on February 11, 2025, for the benefit of Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2025).
10.13	Loan Agreement between Legacy Profusa and Tasly, dated June 15, 2023 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.14	Amendment No. 1 to Loan Agreement between Legacy Profusa and Tasly (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.15	Henry Jackson Foundation Subaward Agreement to Profusa (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.16#	Form of APAC Joint Venture License Agreement (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.17	Form of Shareholders Agreement for APAC Joint Venture (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.18	Form of Share Purchase Agreement for APAC Joint Venture (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed on May 13, 2025).
10.19	Security Agreement, dated as of July 11, 2025, between the Company and the PIPE Investors (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 18, 2025).
10.20	Guaranty, dated as of July 11, 2025, between the Company, Legacy Profusa, and its subsidiaries (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 18, 2025).
10.21	Securities Purchase Agreement, dated as of July 28, 2025 between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 28, 2025).
10.22	Amendment No. 1, dated December 22, 2025, to the Securities Purchase Agreement dated July 28, 2025, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2025).
10.23	Registration Rights Agreement dated as of July 28, 2025 between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 28, 2025).
10.24	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 10, 2022).
10.25#	Know-How License Agreement between Mayo Foundation for Medical Education and Research and the Company, dated as of February 11, 2026 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on February 13, 2026).
10.26*	Amended and Restated Promissory Note, issued by the Company on May 31, 2024 to NorthView Sponsor I LLC.
10.27	Amendment, dated March 20, 2026, to Amended and Restated Promissory Note, issued by the Company on May 31, 2024 to NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2026)
10.28	Senior Secured Convertible Promissory Note, dated April 2, 2026, issued to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2026)
19.1*	Insider Trading Policy.
19.2*	Clawback Policy.
21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
+	Management contract or compensatory plan, contract or arrangement.
#	Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFUSA, INC.

By:	/s/ Ben Hwang
Name:	Ben Hwang
Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben Hwang	Director and Chief Executive Officer	April 15, 2026
Ben Hwang	(Principal Executive Officer)

/s/ Fred Knechtel	Chief Financial Officer	April 15, 2026
Fred Knechtel	(Principal Financial and Accounting Officer)

/s/ Peter O’ Rourke	Director	April 15, 2026
Peter O’ Rourke

/s/ Lauren Chung	Director	April 15, 2026
Lauren Chung

/s/ Jack Stover	Director	April 15, 2026
Jack Stover

/s/ Rajesh Asorpota	Director	April 15, 2026
Rajesh Asorpota

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Profusa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Profusa, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficit, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

San Francisco, CA
April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Profusa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Profusa, Inc.(the “Company”) as of December 31, 2024, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficit, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor from 2021 through 2025.

San Francisco, CA

April 3, 2025, except for the effect of the reverse recapitalization, as to which the date is January 28, 2026, and effects of the reverse stock split, as to which date is February 13, 2026.

PROFUSA, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,778	$191
Prepaid expenses and other current assets	541	69
Digital assets	1,445	—
Total current assets	3,764	260
Deferred offering costs	—	2,757
Property and equipment, net	8	—
Other non-current assets	3	56
Total assets	$3,775	$3,073
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,345	$4,954
Excise tax payable	1,953	—
Accrued expenses and other current liabilities	5,981	3,968
Due to related party	41	—
Convertible notes payable (including notes payable to related parties of $4,160 and $25,056 as of December 31, 2025 and 2024, respectively)	4,202	45,921
Promissory notes and other (including notes payable to related parties of $400 and $850 as of December 31, 2025 and 2024, respectively)	1,346	910
PPP loan	1,390	1,376
Total current liabilities	22,258	57,129
Warrant liabilities at fair value	298	—
Loans payable at fair value	7,877	—
Total liabilities	30,433	57,129
Commitments and contingencies (Note 7)
Convertible Preferred Stock:
Series A convertible preferred stock: $0.0001 par value – 0 shares authorized, issued and outstanding at December 31, 2025, and 4,350,314 shares authorized, issued and outstanding at December 31, 2024 (Liquidation preference $5,307 at December 31, 2024)	—	5,231
Series B convertible preferred stock: $0.0001 par value – 0 shares authorized, issued and outstanding at December 31, 2025, and 5,293,175 shares authorized, issued and outstanding at December 31, 2024 (Liquidation preference $13,815 at December 31, 2024)	—	13,701
Series C/C-1 convertible preferred stock: $0.0001 par value – 0 shares authorized, issued and outstanding at December 31, 2025, and 8,220,445 shares authorized, issued and outstanding at December 31, 2024 (Liquidation preference $45,062 at December 31, 2024)	—	46,217
Total convertible preferred stock	—	65,149
Stockholders’ Deficit:
Undesignated preferred stock: $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.0001 par value – 600,000,000 authorized shares at December 31, 2025 and 2024, and 1,232,052 and 25,844 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	134,123	5,753
Accumulated deficit	(160,781)	(124,958)
Total stockholders’ deficit	(26,658)	(119,205)
Total liabilities and stockholders’ deficit	$3,775	$3,073

The accompanying notes are an integral part of these consolidated financial statements.

PROFUSA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2025	2024
Government grant revenue	$—	$100
Operating expenses:
Research and development	2,804	1,608
General and administrative	24,902	2,992
Total operating expenses	27,706	4,600
Loss from operations	(27,706)	(4,500)
Other income (expenses)
Loss on change in the fair value of convertible notes(1)	(3,378)	(311)
Gain on the change in fair value of warrant liabilities	895	—
Loss on the change in fair value of digital assets	(555)	—
Interest expense (including related parties amounts of $1,330 and $2,400 for the years ended December 31, 2025 and 2024, respectively)	(2,521)	(4,424)
Financing costs	(2,574)	—
Other income	16	5
Total other expense, net	(8,117)	(4,730)
Net loss	$(35,823)	$(9,230)

Net loss per share, basic and diluted	$(107.01)	$(357.14)
Weighted-average common shares outstanding, basic and diluted	334,762	25,844

(1)	Loss on change in the fair value of convertible notes comprises of $3.1 million in aggregate loss on the change in fair value of loans payable, Tasly convertible notes and convertible promissory notes, and $0.3 million in cash interest paid on the Company’s loans payable for the year ended December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

PROFUSA, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C/C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	25,844	$—	$5,732	$(115,728)	$(109,996)
Stock-based compensation expense	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	(9,230)	(9,230)
Balance at December 31, 2024	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	25,844	—	5,753	(124,958)	(119,205)

Balance at January 1, 2025	4,350,314	5,231	5,293,175	13,701	8,220,445	46,217	25,844	—	5,753	(124,958)	(119,205)
Conversion of preferred stock into common stock	(4,350,314)	(5,231)	(5,293,175)	(13,701)	(8,220,445)	(46,217)	82,377	—	65,149	—	65,149
Common stock issued to employees	—	—	—	—	—	—	6,363	—	428	—	428
Stock-based compensation expense	—	—	—	—	—	—		—	463	—	463
Conversion of debt to common shares in connection with the merger	—	—	—	—	—	—	197,098	—	46,891	—	46,891
Issuance of common stock in connection with the merger and assumption of net liabilities of Northview	—	—	—	—	—	—	86,432	—	(8,400)	—	(8,400)
Issuance of inducement shares to related party in connection with the merger	—	—	—	—	—	—	38,691	—	7,254	—	7,254
Issuance in shares in connection with exercise of ELOC	—	—	—	—	—	—	513,859	—	10,276	—	10,276
Issuance of warrants in connection with exercise of ELOC Warrants	—	—	—	—	—	—	—	—	982	—	982
Issuance in shares in connection with exercise of ELOC Warrants	—	—	—	—	—	—	12,000	—	—	—	—
Issuance of warrants to financial advisor in connection with the merger	—	—	—	—	—	—	—	—	330	—	330
Issuance of shares in connection with the conversion of the PIPE note	—	—	—	—	—	—	266,055	—	4,497	—	4,497
Issuance of shares for settlement of merger transaction costs	—	—	—	—	—	—	3,333	—	500	—	500
Net loss	—	—	—	—	—	—	—	—	—	(35,823)	(35,823)
Balance at December 31, 2025	—	$—	—	$—	—	$—	1,232,052	$—	$134,123	$(160,781)	$(26,658)

The accompanying notes are an integral part of these consolidated financial statements.

PROFUSA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(35,823)	$(9,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense	2,504	4,424
Noncash loss on change in fair value of convertible notes	3,108	311
Noncash issuance of inducement shares and in connection with the merger	7,254	—
Noncash issuance of warrants to financial advisor	330	—
Noncash issuance of warrants associated for ELOC Warrants	982	—
Loss on disposition of property and equipment, net	—	2
Stock-based compensation expenses	891	21
Gain on change in fair value of warrant liabilities	(895)	—
Loss on change in fair value of digital assets	555	—
Noncash merger transaction costs	500	—
Changes in assets and liabilities:
Other receivables	—	45
Prepaid expenses and other current assets	211	77
Other non-current assets	53	(25)
Accounts payable	3,560	645
Accrued expenses and other current liabilities	522	1,664
Net cash used in operating activities	(16,248)	(2,066)
Cash flows from investing activities
Purchase of digital assets	(2,000)	—
Purchase of property, plant and equipment	(8)	—
Net cash used in investing activities	(2,008)	—
Cash flows from financing activities
Proceeds from issuance of notes	1,450	3,210
Proceeds from ELOC	10,276	—
Proceeds from issuance of loans payable	11,000	—
Proceeds from issuance of convertible loan	—	16
Net cash received from the reverse recapitalization	2	—
Repayment of convertible notes, senior notes, promissory notes and other	(2,885)	(150)
Payment of deferred offering costs	—	(961)
Net cash provided by financing activities	19,843	2,115
Net increase in cash	1,587	49
Cash at the beginning of the period	191	142
Cash at the end of the period	$1,778	$191

Supplemental disclosures of non-cash investing and financing information:
Assumption of net liabilities of Northview	$8,400	$—
Increase in unpaid deferred offering costs	$—	$269
Conversion of preferred stock into common stock	$65,149	$—
Conversion of debt to equity	$51,388	$—
Financing of D&O insurance premium	$657	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$296	$—
Cash paid for taxes	$1	$—

The accompanying notes are an integral part of these consolidated financial statements

PROFUSA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Description of Business, Going Concern and Significant Risks and Uncertainties

Description of Business

Profusa, Inc. (the “Company”) was incorporated in the state of California on May 11, 2009. The Company engaged in the development of a new generation of biointegrated sensors that potentially empowers the individual with the ability to monitor their unique body chemistry.

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

The Company’s research and development efforts are primarily focused on its Lumee™ Glucose Platform which is a system designed to monitor glucose levels in interstitial fluid, continuously and long-term. A tiny, biocompatible gel injected under the skin acts as a continuous glucose monitor (CGM) for several months. The ability of Lumee™ Glucose to provide continuous glucose monitoring with only an initial single injection, is an attractive alternative for people with diabetes to manage their disease without the need for frequent finger sticks required by standard glucometers, or the need for weekly sensor replacement as required by current short-term needle-type CGMs.

On July 11, 2025 (the “Closing Date”), NorthView Acquisition Corporation (“Northview”), consummated its previously announced business combination (the “Business Combination”) with Profusa, Inc., a California corporation (“Legacy Profusa”), pursuant to that certain Merger Agreement and Plan of Reorganization, dated as of November 7, 2022 (as the same has been amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), between Northview, Legacy Profusa, and NV Profusa Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Northview (“Merger Sub” and, collectively, the “Parties”). The consummation of the Business Combination involved the merger of Merger Sub with and into Legacy Profusa (the “Merger”), pursuant to which, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the separate corporate existence of Merger Sub ceased, with Legacy Profusa as the surviving corporation becoming a wholly-owned subsidiary of Northview, pursuant to the terms of the Merger Agreement. As a result of the Business Combination, Northview owns 100% of the outstanding common stock of Legacy Profusa. In connection with the closing of the Business Combination, Northview changed its name from “NorthView Acquisition Corporation” to “Profusa, Inc.”

Going Concern

The Company has incurred significant net operating losses from operations. As of December 31, 2025, the Company has a working capital deficit of approximately $18.5 million. For the year ended December 31, 2025, the Company incurred a net loss of approximately $35.8 million and used approximately $16.2 million of cash in operating activities. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of research and development activities. The Company has been able to finance its operations primarily with the proceeds from the issuance of equity and debt instruments and to a lesser extent, revenues from government grants. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts.

On February 11, 2025, Northview executed a Securities Purchase Agreement (the “PIPE Subscription Agreement”) with Ascent Partners Fund LLC (“Ascent” or together with any party who may become party to the PIPE Subscription Agreement, the “PIPE Investors”).

At the Closing and pursuant to the PIPE Subscription Agreement, Profusa issued an Ascent PIPE Note in the principal amount of $10.0 million (the “Initial Note”) for a purchase price of $9.0 million, reflecting a 10% Original Issuance Discount (“OID”).

On July 28, 2025, the Company entered into the Equity Line of Credit (“ELOC”) Securities Purchase Agreement (the “ELOC Purchase Agreement”) and the ELOC Registration Rights Agreement (the “ELOC Registration Rights Agreement”) with Ascent (the “Committed Equity Facility”). Upon the terms and subject to the satisfaction of the conditions contained in the PIPE Subscription Agreement, from and after the effective date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100.0 million of shares of the Company’s common stock, subject to certain limitations set forth in the ELOC Purchase Agreement, from time to time during the term of the ELOC Purchase Agreement. Sales of common stock under the ELOC Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to Ascent under the ELOC Purchase Agreement. As of December 31, 2025, approximately $10.3 million in shares of the Company’s common stock was sold pursuant to the ELOC Purchase Agreement. The Company has entered into this strategic Committed Equity Facility in order to continue to fund its operating cash flows.

On September 30, 2025, the Company met the requirements for the second tranche of the PIPE Subscription Agreement and Ascent purchased convertible notes in the aggregate principal amount of $2.2 million for a purchase price of $2.0 million, reflecting a 10% OID (“Second Purchase”).

The Company is currently working towards meeting regulatory requirements in Europe in order to commercialize the Lumee Oxygen reader in order to generate revenues in early 2026. In addition to management’s focus on commercialization, additional financing is available through the ELOC Purchase Agreement and executing tranches three and four of the PIPE Subscription Agreement which would provide an aggregate of up to an additional $10.0 million in cash for operating expenses to further the product research and development.

The Company received two Nasdaq deficiency notices on September 11, 2025: one for failing to maintain a $50.0 million market value of listed securities (Rule 5450(b)(2)(A)) and another for its common stock’s bid price falling below $1.00 (Rule 5450(a)(1)). The Company was given 180 days, until March 10, 2026, to regain compliance. If compliance is not regained within the allowed periods, the stock may be subject to delisting, with appeal rights. The Company received a staff determination letter from Nasdaq informing the Company that it has not regained compliance as of March 10, 2026, see Note 15 for details.

The Company’s consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, increased tariffs, cash requirements for the upcoming year, funding capacity, net working capital deficit, and future access to capital.

As of December 31, 2025, there continues to be factors which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. As of December 31, 2025, the Company may be required to seek additional equity or debt financing to commercialize its products. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and results of operations.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments necessary for the fair presentation of the Company’s financial position as of December 31, 2025 and 2024, and the results of operations and cash flows for the years then ended. The accompanying consolidated financial statements include the accounts of Profusa Inc. and its wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”). All intercompany balances and transactions have been eliminated in consolidation.

The Business Combination consummated on July 11, 2025 was accounted for as a reverse recapitalization, with Profusa, Inc. considered the accounting acquirer and predecessor entity. Accordingly, all historical financial information prior to the Business Combination represents the operations of Profusa, Inc. In connection with the Merger, the Company retroactively applied the recapitalization of the Company’s equity structure including the consolidated statements of convertible preferred stock and stockholders’ deficit from January 1, 2024 to December 31, 2024 and the weighted average common shares outstanding, basic and diluted for the year ended December 31, 2024. The retroactive application reflects the equivalent number of shares of Profusa common stock, $0.0001 par value per share, issued to the Company’s stockholders in connection with the Merger at the applicable exchange ratio of 0.345854 (the “Exchange Ratio”).

Reverse Stock Split

On February 9, 2026, the Company effected a 1-for-75 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the consolidated financial statements and accompanying notes. The Company’s management regularly assesses these estimates, including those related to including those related to accrued liabilities, valuation of the convertible notes, senior notes, warrants, milestone based earn-outs, valuation allowance for deferred tax assets, and valuation of stock-based awards. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. Substantially all of the Company’s cash is held by one financial institution. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its cash.

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash consisted of cash on deposit with a bank denominated in U.S. dollars.

Digital Assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price from Coinbase, in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time. Changes in fair value are recognized in gain (loss) on fair value of digital assets, on the consolidated statements of operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within gain (loss) on fair value of digital assets.

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

During the year ended December 31, 2025, the Company maintained a buy-and-hold investment Bitcoin strategy and purchased 16.51 coins for an aggregate cost of $2.0 million. Subsequent to December 31, 2025, the Company terminated the Bitcoin buy-and-hold strategy in light of current market conditions and the Company’s evaluation of its capital allocation priorities. See Note 15 for further details.

Deferred Offering Costs

Specific incremental costs, consisting of legal, accounting and other fees and costs, directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. To the extent that deferred offering costs exceed the gross proceeds of the related offering, the excess is expensed to general and administrative expenses in the consolidated statements of operations.

Offering costs capitalized as of December 31, 2024 was $2.8 million, which exceeded the total gross proceeds of the offering due to significant and unexpected delays. During the year ended December 31, 2025, the Company settled $0.3 million of the previously capitalized deferred offering costs against gross proceeds of the share issuance, reducing additional paid-in capital in the consolidated statements of convertible preferred stock and stockholders’ deficit (presented as a separate line item in the table below). The remaining $2.5 million of deferred offering costs, representing the excess of capitalized costs over gross proceeds, was expensed to general and administrative expenses in the consolidated statements of operations. In total, during the year ended December 31, 2025, the Company expensed $14.5 million of transaction costs to general and administrative expenses, of which $2.5 million related to the previously capitalized deferred offering costs described above.

Deferred Offering Costs
Balance as of December 31, 2023	$1,527
Additions in the period	1,230
Balance as of December 31, 2024	2,757
Charged against additional paid-in capital	(283)
Charged against transaction costs	(2,474)
Balance as of December 31, 2025	$—

ELOC

On July 28, 2025, the Company entered into the ELOC Purchase Agreement and the ELOC Registration Rights Agreement with Ascent. Upon the terms and subject to the satisfaction of the conditions contained in the ELOC Purchase Agreement, from and after the Effective Date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100.0 million of shares of its common stock, subject to certain limitations set forth in the ELOC Purchase Agreement, from time to time during the term of the ELOC Purchase Agreement. The ELOC is an equity-linked instrument for which the Company has the right, but not the obligation, to sell the Company’s common stock to Ascent over a specified period at a discount to the lowest daily volume-weighted average price per share (“VWAP”) of the Company’s Common Stock and subject to certain caps and limits. The ELOC comprise of a purchased put option and a forward share issuance that do not qualify for equity classification. The ELOC is measured at fair value with changes recognized in earnings for the difference between the fair value of the put option at put date and settlement date. During the year ended December 31, 2025, the respective ELOC puts were settled within the same day and therefore changes in fair value during the period was not material.

As consideration for Ascent’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the ELOC Purchase Agreement, upon the execution of the term sheet relating to the ELOC Purchase Agreement, the Company issued Ascent warrants (the “ELOC Warrants”) to purchase up to 12,000 shares of Common Stock (the “Commitment Warrant Shares”). The warrants were determined to be indexed to the Company’s own stock, settlement was in shares only, and the terms met the fixed-for-fixed condition (fixed number of shares for fixed price), therefore are concluded to be equity classified warrants. Warrants are recorded at their fair value on grant date which was $0.9 million and were expensed to financing fees. Issuance fees such as warrant costs associated to the ELOC were expensed upfront. The associated equity classified warrants were not remeasured after initial issuance.

When the Company draws on the ELOC and issues shares, it recognizes the proceeds in equity. The amount recorded is based on the gross proceeds received, as this is clearly measurable and traceable.

Merger with Northview Acquisition Corporation

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

The historical financial statements are those of Legacy Profusa. The December 31, 2025 financial statements are those of Profusa Inc., with the assets and liabilities of Northview recognized at their carrying amounts as of the acquisition date, except for any assets or liabilities that must be measured at fair value. The equity structure, including the number and type of shares issued and outstanding reflects that of Legacy Profusa, and includes the equity instruments issued to effect the Merger.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

Accrued Liabilities

The Company recognizes accrued liabilities for expenses that have been incurred but not yet paid as of the reporting date. Accruals are recorded when (i) an obligation has been incurred, (ii) the amount is reasonably estimable, and (iii) the related goods or services have been received. Accrued liabilities primarily consist of compensation-related expenses (including salaries, bonuses, payroll taxes and benefits), professional fees, operating costs, and other incurred but unpaid obligations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable, warrant liabilities, earnout, promissory notes, loans payable, convertible promissory notes and senior notes. The Company states accounts payable, promissory notes and senior notes at their carrying value, which approximates fair value due to the short time to the expected payment. The earnouts were equity classified and fair valued at inception, and are not required to be remeasured subsequently. See “Earnout Arrangements” below for further detail on valuation inputs. See Note 4 for instruments valued under Level 3.

Ascent PIPE Notes

In connection with the Business Combination (see Note 3 — Reverse Recapitalization), the Company assumed the rights and obligations under the PIPE Subscription Agreement, which provides for the issuance of Senior Secured Convertible Promissory Notes (the “Ascent PIPE Notes”) in an aggregate principal amount of up to $22.2 million. At Closing Date, the Company elected the fair value option (“FVO”) under ASC 825, Financial Instruments to recognize the issued Ascent PIPE Notes. Accordingly, no features of the Ascent PIPE Notes are bifurcated and separately accounted for. For the year ended December 31, 2025, the Company issued an aggregate principal amount of $12.2 million of Ascent PIPE Notes under the PIPE Subscription Agreement.

In accordance with ASC 825, the FVO is applied to all outstanding Ascent PIPE Notes as a single unit, and is irrevocable once elected. At each reporting date, the Ascent PIPE Notes is measured at fair value, with changes in fair value recognized in earnings, except for the portion attributable to instrument-specific credit risk, which is presented in other comprehensive income. During the year ended December 31, 2025, the Company did not record any changes in fair value to other comprehensive income. The Ascent PIPE Notes is presented as loans payable at fair value on the consolidated balance sheets.

Earnout Arrangements

In connection with the Business Combination, the Company entered into earnout arrangements that provide for the issuance of additional shares of the Company’s common stock to certain pre-Business Combination holders upon the achievement of specified post-closing share-price or operational milestones. The earnout agreement allows for settlement solely in shares of Profusa’s common stock and does not permit settlement in cash or other assets. See Note 3 for further detail on the earnout arrangements.

The Company evaluated the earnout arrangements within the context of a de-SPAC transaction accounted for as a reverse recapitalization, which is a capital transaction under U.S. GAAP. The transaction was accounted for in accordance with SEC guidance (FRM Topic 12) and interpretations of ASC 805, Business Combinations, and the classification guidance under ASC 480, Distinguishing Liabilities from Equity. If the earnout arrangement does not require liability classification under ASC 480, it is then further evaluated under the indexation guidance ASC 815-40-15, and the equity classification guidance in ASC 815-40-25 to determine whether it should be classified as a liability or equity. Milestone I, II, III, and IV do not require the liability classification under ASC 480; accordingly, the Company evaluated each under the indexation guidance and equity classification guidance.

Under ASC 815-40, an earnout must meet specific indexation criteria to be considered indexed to the entity’s own stock and qualify for equity classification. An earnout is considered indexed to the entity’s own stock when (i) it is based solely on observable market data or inputs consistent with the entity’s own stock (e.g., stock price, strike price, or number of shares), and (ii) it does not contain provisions that could require settlement in a manner inconsistent with equity classification. Milestones I and II satisfy these criteria and are therefore considered indexed to the Company’s own stock. Milestone III does not meet the indexation guidance as it is based on an event occurring to achieve $6 million in funding, which is not a market data or input. Milestone IV qualifies for the scope exception in ASC 815-10-15-59(d) from derivative accounting because payments are based on revenue. Accordingly, Milestone IV meets the “own equity” scope exception in ASC 815-10-15-74(a) and is classified as equity, with no subsequent remeasurement unless modified. Milestone III does not qualify for the “own equity” scope exception and is therefore classified as a liability, initially measured at fair value on the Closing Date with subsequent changes in fair value recognized in earnings.

Milestones I, II, and IV meet the equity classification requirements of ASC 815-40, as there is no obligation to net cash settle, the number of shares is fixed, settlement occurs exclusively in shares, and there are no provisions that protect the holder from declines in share price.

These earnouts were measured at fair value on the Closing Date and are not subject to subsequent remeasurement. Milestone III was also measured at fair value on the Closing Date and determined to have a value of $0 due to improbability of achievement. As of December 31, 2025, the Milestone III earnout expired and was not met.

On the Closing Date, Milestones I and II had an aggregate fair value of $1.7 million, while Milestone IV had a fair value of $0, reflecting its low probability of achievement. The fair value of the Milestones I, II and IV were estimated using the Monte Carlo simulation model. In determining the fair value of Milestones I and II, the Company utilized the following assumptions: volatility of 92.5%, risk free rate of 3.90% and a term of two years. In determining the fair value of Milestone IV, the Company utilized the following assumptions: revenue volatility of 40.4%, risk free rate of 4.13%, revenue projections for the fiscal years 2025 and 2026, risk adjusting discount rate of 16.5% applied to forecasted revenues.

Common Stock Warrants

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified common stock warrants are subject to remeasurement to fair value as of each subsequent balance sheet date and as of any respective exercise date, with changes in fair value recorded in the Company’s consolidated statements of operations. For common stock warrants that meet all of the criteria for equity classification, the common stock warrants are recorded as a component of additional paid-in capital and are not remeasured to fair value in subsequent reporting periods.

The Company’s publicly traded common stock warrants (the “Public Warrants”) are equity-classified instruments because they are deemed indexed to the Company’s own common stock and did not contain any provision that could require net cash settlement unless the holders of the underlying shares would also receive the same form of consideration as the holders of public warrants. The Company’s Private Placement Warrants and Representative’s Warrants are liability-classified instruments because they contain provisions that preclude these warrants from being indexed to the Company’s stock. See Note 3 and Note 8 for further detail on the warrants.

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

Stock-Based Compensation

Stock-based compensation expense related to stock options granted to employees and non-employees is recognized based on the grant date estimated fair values using the Black Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company accounts for forfeitures as they occur. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and contractual term (the “Simplified Method”). The expected term for options issued to non-employees is the contractual term.

Convertible Preferred Stock

The Company records all shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the convertible preferred stock will become redeemable at the option of the holders of at least a majority of the then outstanding preferred shares. The Company has not adjusted the carrying values of the convertible preferred stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preferences to holders of shares of convertible preferred stock is not probable of occurring. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a deemed liquidation event will occur. On Closing Date of the merger, all outstanding convertible preferred stock converted into shares of the Company’s common stock.

Government Grants

The Company receives payments from government entities under non-refundable grants in support of the Company’s product development programs. The grants received fall within two categories:

a.	Expense Reimbursement Grants — grants in which the Company is entitled to claim from a government entity reimbursement of certain qualified expenses incurred to date. The nature and amount of such expenses are determined by each respective grant;

b.	Fixed Fee Grants — grants in which the total amount of the grant is fixed and the disbursements are made based on submission to the grantor of specified deliverables.

Under these grants the Company receives milestone payments from the government agencies upon our submission and approval by the government of agreed upon deliverables, consisting primarily of the documented results of the specific research and development programs.

The Company has concluded that all government grants received are outside the scope of ASC 606 Revenue from Contracts with Customers, because such grants do not involve a reciprocal transfer in which each party receives and sacrifices approximately commensurate value. Therefore, the grants meet the definition of a contribution and are non-exchange transactions. The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply to the government grants received, as we are a business entity, and the grants are with governmental agencies or units.

In absence of explicit U.S. GAAP guidance on contributions received by business entities, the Company made a policy decision to apply by analogy recognition and measurement guidance in International Accounting Standard 20 Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under this approach the Company recognize grants at fair value only when there is reasonable assurance that the Company will comply with the conditions attaching to them, and that the grants will be received. The Company recognizes as income the amounts received or receivable from expense reimbursement grants to the extent, and in the period in which, the qualifying costs have been incurred. The Company recognizes as income the amounts received or receivable from fixed fee grants by applying the proportional performance method. Under this method the Company recognizes grant income using the same proportion as the costs incurred to date to the total expected cost of the project, but limiting the income to be recognized to the amount to which it is entitled based on the submitted deliverables.

Research and Development

Research and development expenses consist of costs related to employee compensation and benefits, costs for contract manufacturing organizations (“CMOs”), costs for contract research organizations (“CROs”), costs for sponsored research, costs for clinical trials, consultant services, laboratory supplies, product licenses, facility-related expenses and depreciation. All research and development costs are charged to research and development expenses within the statements of operations as incurred. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are also expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability accounts are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are for the year in which the differences are expected to affect taxable income. Valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line. Accrued interest and penalties are included within the Accrued liabilities in the balance sheets. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Excise Tax Payable

The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the convertible preferred stock, common stock subject to repurchase and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

Recently adopted accounting standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) (“new crypto assets standard”). The new crypto assets standard requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the statement of operations each reporting period. The new crypto assets standard also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The Company adopted the new crypto assets standard effective the third quarter of 2025 when the Company made its initial purchase of crypto assets. Refer to Note 2 and Note 4 for the inclusion of new disclosures required.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 13 for the inclusion of new disclosures required.

Recently issued accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, the Company does not expect the adoption of ASU 2024-03 to have a material effect on its consolidated financial statements taken as a whole.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 established authoritative guidance for the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. This guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under U.S. GAAP, provides a comprehensive list of interim disclosure requirements within Topic 270, and introduces a disclosure principle requiring entities to provide information about events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial reporting and related disclosures.

Note 3 — Recapitalization

On July 11, 2025, the Company consummated the Business Combination. The consummation of the Business Combination involved the merger of Merger Sub with and into Legacy Profusa, pursuant to which, at the Closing, the separate corporate existence of Merger Sub ceased, with Legacy Profusa as the surviving corporation becoming a wholly-owned subsidiary of the Company. As a result of the Business Combination, the Company owns 100% of the outstanding common stock of Legacy Profusa. In connection with the closing of the Business Combination, the Company changed its name from “NorthView Acquisition Corporation” to “Profusa, Inc.”

More specifically, at the Effective Time of the Merger:

●	each share of issued and outstanding Legacy Profusa Common Stock, including shares converted from convertible notes and convertible preferred stock, was converted into a number of shares of Company common stock, based on the Exchange Ratio that reflects an equity valuation of Legacy Profusa of $155.0 million (as adjusted for the Incentive Equity Value, the Private Placement Value and the Aggregate Company Incentive Amount (as such terms are defined in the Merger Agreement)), divided by an assumed value of Common Stock of $750.00 per share, after giving effect for the Reverse Stock Split.

●	each option to purchase Legacy Profusa Common Stock was converted into an option to purchase Common Stock based on the Exchange Ratio, and

●	each warrant to purchase Legacy Profusa Common Stock was converted into a warrant to purchase Common Stock based on the Warrant Ratio (as defined in the Merger Agreement).

PIPE Transaction

On February 11, 2025, NorthView executed the PIPE Subscription Agreement with the PIPE Investors. Pursuant to the PIPE Subscription Agreement, the PIPE Investors are expected, subject to the conditions relating to such purchase set forth in the PIPE Subscription Agreement, to purchase from NorthView Ascent PIPE Notes in an aggregate principal amount of up to $22.2 million for a purchase price of up to $20.0 million, after 10% OID.

At Closing, the Company issued an Ascent PIPE Note in the principal amount of $10.0 million (the “Initial Note”), reflecting a 10% OID. The Initial Note matures on the date that is 18-months from Closing (the “Maturity Date”) and is convertible at any time at the holder’s option at the lower of $750.00 per share, as adjusted for the Reverse Stock Split, or 95% of the lowest daily volume-weighted average price per share (“VWAP”) of Common Stock in the 10 trading days prior to the original issue date for each PIPE Convertible and shall be adjusted, without limitation, based on down-round and most-favored nation (“MFN”) price and terms protections (the “Conversion Price”). The Ascent PIPE Notes is accounted for under the fair value option and recorded in loans payable at fair value on the consolidated balance sheets.

Junior Convertible Notes and Senior Notes

The outstanding principal balance and accrued and unpaid interest of the junior convertible notes and senior notes was $19.6 million and $27.3 million as of the Closing Date, respectively. The senior notes comprise of the Senior Convertible Notes, Senior Convertible Bridge Notes and the Senior Secured Convertible Notes. The junior convertible notes and senior notes converted into Legacy Profusa Common Stock, and was exchanged for an aggregate of 197,098 shares of the Company’s common stock, respectively, as adjusted for the Reverse Stock Split. See Note 6 for further detail.

Earnout Arrangements

Upon Closing, the former holders of Legacy Profusa’s common stock, senior convertible notes, junior convertible notes and vested in-the-money options (the “Participating Securityholders”) received certain rights, under which in the future the Company may issue to the Participating Securityholders an aggregate of 51,666 shares of Common Stock (the “Milestone Earnout Shares”) during the respective earnout periods in equal quarterly installments upon achievement of the following four Milestone Events. All milestones below have been adjusted for the Reverse Stock Split:

●	Milestone I Earnout Rights: share price of Common Stock is equal to or greater than $937.50 for any 20 trading days during any 30 days trading period or consummation of a Subsequent Transaction (as defined in the Merger Agreement) where the stockholders of Profusa will receive a consideration of at least $937.50 for each share of Common Stock (“Milestone Event I”). The Milestone I period will commence on the 18-month anniversary and end on the two-year anniversary of the Closing Date (“Milestone Event I Period”);

●	Milestone II Earnout Rights: share price of Common Stock is equal to or greater than $1,087.50 for any 20 trading days during any 30 days trading period or consummation of a Subsequent Transaction where the stockholders of Profusa will receive a consideration of at least $1,087.50 for each share of Common Stock (“Milestone Event II”). The Milestone II period will commence on the 360-day anniversary and end on the two-year anniversary of the Closing Date (“Milestone Event II Period”); provided that such 30 days trading period does not overlap with the 30 days trading period used to satisfy the requirements of Milestone Event I; provided, further, that in the event that such 30 days trading period could satisfy either Milestone Event I or Milestone Event II, then Milestone Event II shall be deemed to be satisfied first;

●	Milestone III Earnout Rights: the closing of the APAC Joint Venture, as described below in this Report, and the Companies receipt of the related $6 million funding, during the fiscal year ended December 31, 2025 (“Milestone Event III”);

●	Milestone IV Earnout Rights: achievement of revenue of $11.9 million for the fiscal year ended December 31, 2026 (“Milestone Event IV,” and, together with Milestone Event I, Milestone Event II and Milestone Event III, the “Milestone Events”). Milestone I Earnout Rights, Milestone II Earnout Rights, Milestone III Earnout Rights and Milestone IV Earnout Rights are further referred to collectively as “Milestone Earnout Rights”.

In the event the above milestones are achieved, the issuance of shares under the earnout arrangements will dilute the ownership interests of existing shareholders. As of December 31, 2025, Milestone III has expired and the milestone was not met.

Reverse recapitalization

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Accordingly, Legacy Profusa was deemed the accounting acquirer (and legal acquiree) and Northview was treated as the accounting acquiree (and legal acquirer).

Under this method of accounting, the reverse recapitalization was treated as the equivalent of Legacy Profusa issuing stock for the net assets (liabilities) of Northview, accompanied by a recapitalization. The net assets of Northview are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Profusa. All periods prior to the Business Combination have been retrospectively adjusted in accordance with the Business Combination Agreement for the equivalent number of common shares outstanding immediately after the Business Combination to effect the reverse recapitalization. The number of shares for all periods prior to the Closing Date have been retrospectively decreased using the Exchange Ratio.

The earn-outs are considered to be part of the overall reverse recapitalization as it was negotiated between NorthView Sponsor I, LLC, the sponsor of NorthView (the “Sponsor”), and the selling shareholders. As such, it is represented as an equity restructuring that is accounted for as a reduction in additional paid-in capital. As this is an equity classified transaction the contingent consideration creates a reduction to the additional paid in capital account of $1.7 million, with an offset to additional paid in capital -Earn-out equity instrument. This accounting results in no impact on the consolidated statements of convertible preferred stock and stockholders’ deficit until all necessary conditions to issue such shares have been satisfied by the end of the period. Once these contingently issuable shares are deemed issuable, they will also be included in earnings per share.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of convertible preferred stock and stockholders’ deficit:

Cash-Trust Account, net of redemptions	$1,276
Less: transaction costs and professional fees, paid directly from Trust Account	1,274
Net proceeds received from Trust	2
Less: private and representative warrant liabilities	(1,193)
Less: related party notes	(41)
Less: related party notes - working capital loan	(2,162)
Less: excise tax payable	(1,953)
Less: accounts payable and accrued expenses	(3,053)
Reverse recapitalization, net	$(8,400)

The number of shares of Common Stock to be issued following the consummation of the Business Combination were, as adjusted for the Reverse Stock Split:

Class A Common Stock
NVAC Public Shares, outstanding prior to the Business Combination	1,357
Less: Redemption of NVAC Class A common stock	(5)
Public shares of NVAC	1,352
NVAC Founder Shares, outstanding prior the Business Combination	53,780
NVAC Representative Shares converted to Class A Common shares	6,000
NVAC Shares from Rights converted to Class A common shares	25,300
Business Combination shares
Profusa Shares	114,584
Issuance of shares in connection with Ascent Private Note	38,691
Conversion of notes into shares	197,098
Common Stock immediately after the Business Combination	436,805

The number of Profusa Shares was determined as follows, as adjusted for the Reverse Stock Split:

	Legacy Profusa Shares	Profusa Shares after conversion ratio
Preferred Stock	17,863,934	82,377
Class A Common Stock	74,728	32,209
Total	17,938,662	114,586

Transaction costs

During the year ended December 31, 2025, the Company expensed $14.5 million for transaction costs incurred in connection with the Business Combination, of which $8.1 million in transaction costs was settled for in shares and warrants, and the remaining $6.4 million in cash. The transaction costs primarily represented fees incurred for financial advisory, legal and other professional services that were directly related to the Business Combination. See below for breakout of costs.

Amount
Inducement share costs	$7,254
Advisory and brokers	3,930
Accounting	1,529
Legal	1,230
HCW warrant costs	330
Printers and operating fees	210
$14,483

The Company allocated transaction costs in accordance with ASC 340-10 and SEC SAB Topic 5.A.

Equity issuance costs that were direct and incremental to issuing equity instruments in the Business Combination were recorded as a reduction of additional paid-in capital (“APIC”), up to net proceeds received. Transaction costs in excess of equity proceeds, and costs not directly attributable to issuing equity, were expensed as incurred and recorded within general and administrative expense in the Company’s consolidated statements of operations.

Transaction costs were also allocated to the related instruments issued (or assumed) in the Business Combination based on their relative fair values on the Closing Date. Costs allocated to equity-classified instruments were recorded to APIC, up to net proceeds. To the extent any costs were allocable to liability-classified instruments, such amounts were expensed in the period incurred and recorded within general and administrative expense in the Company’s consolidated statements of operations.

Public and private placement warrants

The 9,487,500 warrants (the “Public Warrants”) issued in Northview’s initial public offering (the “IPO”), 7,347,500 warrants issued in connection with private placement at the time of the IPO (the “Private Placement Warrants”) and 569,250 warrants issued to the representative of the underwriters in the IPO (the “Representative’s Warrants”) remained outstanding and became warrants for the Company. The Public Warrants qualify for equity classification upon Closing, and were fair value adjusted with no future gains or losses on fair value adjustment being recorded in future periods. The Private Placement Warrants and Representative’s Warrants contain provisions that preclude these warrants from being indexed to the Company’s stock, the settlement amount depending on who holds the instrument, and the holder is not an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, this provision would cause the warrants to fail Step 2 of the indexation guidance. The Private Placement and Representative’s Warrants remained liability classified with fair value adjustments recorded to earnings at each period.

Note 4 — Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

As of December 31, 2025 and 2024, the Company’s financial assets and liabilities measured at fair value on a recurring basis, were as follows (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets (Bitcoin)	$1,445	$—	$—	$1,445
Liabilities:
Convertible notes due to related parties held at fair value	$—	$—	$4,160	$4,160
Loans payable	—	—	7,877	7,877
Warrant liabilities - Private Placement Warrants	—	—	277	277
Warrant liabilities - Representative’s Warrants	—	—	21	21
Total liabilities measured at fair value	$—	$—	$12,335	$12,335

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes due to related party held at fair value	$—	$—	$2,234	$2,234
Total liabilities measured at fair value	$—	$—	$2,234	$2,234

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

The key inputs into the Monte Carlo simulation model for the warrant liabilities, as affected by the Reverse Stock Split, were as follows at December 31, 2025 and July 11, 2025 (the “Closing Date”). Each warrant entitles the registered holder to purchase one seventy-fifth (1/75) of one share of our common stock at a price of $862.50 per whole share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued and only whole warrants will trade.

	December 31, 2025	July 11, 2025
Input
Risk-free interest rate	3.79%	4.00%
Expected term (years)	4.53	5.00
Expected volatility	139.20%	42.00%
Exercise price	$862.50	$862.50
Fair value of Common stock	$7.86	$187.50

Warrant Liabilities

The following table provides a summary of the changes in the fair value of the Company’s Level 3 warrant liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2025 (in thousands):

	Private Placement Warrants	Representative’s Warrants	Total Level 3 Warrant liabilities
Fair value at January 1, 2025	$—	$—	$—
Assumption of warrant liabilities	1,107	86	1,193
Change in fair value of warrant liabilities	(830)	(65)	(895)
Fair value at December 31, 2025	$277	$21	$298

Convertible notes payable, related party

The Tasly convertible note and the Convertible Promissory Note - Related Party (collectively “Related Party Convertible Notes Payable”) were valued using a Probability Weighted Expected Return Model to fair value the convertible note. The intrinsic conversion value as of December 31, 2025 was $0 for the Related Party Convertible Notes Payable. As of December 31, 2025, the Tasly convertible note has matured and is payable at the principal amounts plus accrued interest. Therefore, the fair value of the note is the face amount of the debt, and as of December 31, 2025, the accrued interest was added to the liability balance.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 Related Party Convertible Notes Payable for the years ended December 31, 2025 and 2024 (in thousands):

	Tasly Convertible Note - Related Party	Related Party Convertible Promissory Note	Total Level 3 Related Party Convertible Notes
Fair value as of January 1, 2025	$2,234	$—	$2,234
Assumption of related party convertible note upon closing of the Business Combination	—	2,162	2,162
Loss (Gain) on change in the fair value of related party convertible notes	56	(242)	(186)
Repayment of debt	—	(50)	(50)
Fair value as of December 31, 2025	$2,290	$1,870	$4,160

Tasly Convertible Note - Related Party
Fair value as of January 1, 2024	$1,714
Issuance of Tasly Convertible Notes	16
Accrued stated interest	193
Loss on change in the fair value of Tasly convertible note	311
Fair value as of December 31, 2024	$2,234

Loans Payable

The Company uses a Monte Carlo simulation model to value the Loans Payable, which represents the issued Ascent PIPE Notes. The Loans Payable were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the loans payable. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the loans. The expected life of the loans are assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model for the Loans Payable were as follows at December 31, 2025 and July 11, 2025:

	December 31, 2025	July 11, 2025
Input
Risk-free interest rate	3.48%	4.00%
Expected term (years)	1.03	1.50
Expected volatility	68.30%	82.70%
Fair value of Common stock	$0.10	$2.50

The following table provides a summary of the changes in the fair value of the Company’s Level 3 loans payable for the year ended December 31, 2025 (in thousands):

Loans Payable
Fair value as of January 1, 2025	$—
Proceeds Received	11,000
Repayments of debt	(1,920)
Conversion of debt to equity	(4,497)
Loss on change in the fair value of convertible note	3,294
Fair value as of December 31, 2025	$7,877

The fair value of the Company’s loans payable settled through conversion was determined by multiplying the closing price of the Company’s common stock on the applicable conversion date by the number of shares of common stock issued upon settlement.

Loss on change in the fair value of convertible notes on the consolidated statements of operations comprise of the change in fair value of the Company’s convertible notes and its related accrued interest on the convertible notes.

Digital Asset

As of December 31, 2025, the Company held 16.51 units of Bitcoin with an aggregate cost basis of $2.0 million. The fair value of the Company’s Bitcoin holdings was $1.4 million, resulting in a unrealized loss of approximately $0.6 million included in the consolidated statements of operations. The Company did not have any Bitcoin holdings as of December 31, 2024.

Note 5 — Balance Sheet Components

Prepaid expenses and other current assets (in thousands):

	As of December 31,
	2025	2024
Prepaid legal	$—	$25
Prepaid insurance	441	37
Prepaid expenses and other current assets	100	7
	$541	$69

Accrued Liabilities (in thousands):

	As of December 31,
	2025	2024
Accrued compensation	$(4,066)	$(3,472)
Accrued other liabilities	(1,915)	(496)
	$(5,981)	$(3,968)

Note 6 — Debt

The following table sets forth a summary of the debt instruments and their changes during the years ended December 31, 2025 and 2024 (in thousands):

	Junior Convertible Notes	Loans Payable	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Senior Notes	Promissory Notes	PPP Loan	D&O Insurance Financing
Balance at January 1, 2025	$18,419	$—	$2,234	$—	$25,268	$910	$1,376	$—
Issuance of debt	—	11,000	—	—	1,350	100	—	657
Debt repayments	—	(1,920)	—	(50)	(555)		—	(360)
Change in fair value	—	3,294	56	(242)	—	—	—	—
Conversion of debt to equity	(19,612)	(4,497)	—	—	(27,279)	—	—	—
Debt assumed in connection with reverse recapitalization	—	—	—	2,162	—	—	—	—
Accrued stated interest	1,193	—	—	—	1,258	39	14	—
Balance at December 31, 2025	$—	$7,877	$2,290	$1,870	$42	$1,049	$1,390	$297

Less: Current portion	$—	$—	$2,290	$1,870	$42	$1,049	$1,390	$297
Long term debt	$—	$7,877	$—	$—	$—	$—	$—	$—

Accounting basis	Effective interest method	Fair value option	Fair value option	Fair value option	Effective interest method	Simple interest method	Compounding Interest	Simple interest method
Interest rate	12%	10%	24%	—	0%-12%	0%-12%	1%	7%
Conversion price(s) per share	$525.00	various	$37.50	—	$37.50, $166.50, and $300.00	—	—	—
Maturity	7/11/2025	1/11/2027	3/31/2024	7/11/2025	7/11/2025	various	5/25/2026	4/11/2026

	Junior Convertible Notes	Tasly Convertible Note - Related Party	Senior Notes	Promissory Notes	PPP Loan
Balance at January 1, 2024	$16,316	$1,714	$20,155	$849	$1,362
Issuance of debt	—	16	3,210	—	—
Debt repayments	—	—	(150)	—	—
Change in fair value	—	311	—	—	—
Stated interest	2,057	193	2,053	61	14
Amortization of debt discount and issuance costs	46	—	—	—	—
Balance at December 31, 2024	$18,419	$2,234	$25,268	$910	$1,376

Less: Current portion	18,419	2,234	25,268	910	1,376
Long term debt	$—	$—	$—	$—	$—

Convertible Notes

Junior Convertible Notes

The annual effective interest rate of Junior Convertible Notes was estimated from 12.54% to 53.28% per year for the years ended December 31, 2025 and 2024. The interest expense for the years ended December 31, 2025 and 2024 was $1.2 million and $2.1 million, which includes the amortization of debt discount and issuance costs of $0 and $0.1 million, respectively.

Upon Closing, the junior convertible notes were converted into Company common stock based on the principal and accrued interest as of July 11, 2025 (the Closing Date). Convertible Notes with an outstanding balance of $19.6 million in principal and accrued interest converted into 37,356 shares of Company common stock at $525.00/share, as adjusted for the Reverse Stock Split.

As of December 31, 2025 and 2024, the outstanding balance of junior convertible notes includes related party convertible notes of $0 and $13.3 million, respectively.

Tasly Convertible Note - Related Party Note

In June 2023, the Company entered into a short-term loan agreement with a related party under which it may borrow up to $1.6 million, of which $1.0 million was borrowed on June 26, 2023, $0.3 million was borrowed on July 20, 2023, $0.3 million was borrowed on August 15, 2023 and the final $0.02 million was borrowed in February 2024.

The loans bear interest at a rate of 12% per annum and originally matured on December 31, 2023. The original maturity date was extended to March 31, 2024, subject to the parties’ decision to extend thereafter. Upon occurrence of certain events of default by the Company, including failure to repay in full the amounts owed at maturity, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the convertible note into senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes. In the event the Company fails to complete the formation of the APAC Joint Venture or fail to repay the amounts under the Tasly Convertible Note when they become due, the lender will have an option to convert the entire outstanding balance and accrued but unpaid interest under the Tasly Convertible Note into either (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes as of December 31, 2025, or (ii) the Company’s Common Stock at a conversion price of $144.00 per share, as adjusted for the Reverse Stock Split.

The Company elected to apply the fair value option to account for the Tasly Convertible Note. Accordingly, no features of the Tasly Convertible Note are bifurcated and separately accounted for. The fair value of the Tasly Convertible Note was $2.3 million as of December 31, 2025, compared to $2.2 million as of December 31, 2024. There was accrued interest of $0.7 million and $0.3 million as of December 31, 2025 and 2024, respectively, on the Tasly Convertible Note.

On December 31, 2025, the remaining time to complete the formation of the APAC Joint Venture was 0 months as the APAC Joint Venture can effectively close now that the Closing has occurred. The intrinsic conversion value as of December 31, 2025 is $0, and the note is in default as the maturity date has passed. The fair value of the Tasly Convertible Note is the face amount of the debt plus accrued interest which is recorded as a liability above the face amount of the debt and is recorded as a current liability on the consolidated balance sheets.

Senior Notes

Senior Notes were first issued in April 2021 and continued through the Closing. Senior Notes bear interest at 12% per annum unless otherwise specified.

On November 3, 2022, all Senior Notes as of this date were amended as follows: 1) all unpaid interest and principal shall be due and payable on the date which is five business days after the termination of the Merger prior to the occurrence of the Merger closing, 2) automatic conversion to SPAC shares of at then outstanding all notes and accrued interest upon the Merger at $300.00 per share, 3) upon consummation of the Merger, all noteholders will have a right to receive additional shares upon achievement by the combined company of certain share price and sales milestones (the earnout shares). Senior Notes issued subsequent to the November 2022 amendment through September 2024 were issued on substantially the same terms as the amended Senior Notes.

In 2024 and 2025, the following Senior Notes were issued:

January-March 2024 Senior Notes — During the months January through March 2024, the Company issued additional Senior Notes to investors with the principal amount of $0.7 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022).

April-June 2024 Senior Notes — During the months April through June 2024, the Company issued additional Senior Notes to investors with the principal amount of $0.4 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). Additionally, the Company repaid $0.1 million of principal on Senior Notes with investors during the respective period.

July-September 2024 Senior Notes — During the months July through September 2024, the Company issued additional Senior Notes to investors with the principal amount of $0.7 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). Additionally, during the months of July through September 2024, the Company issued a Senior Secured Convertible Note with the principal amount of $0.3 million. This note was issued at the same 12% interest terms as all of their other Senior Convertible Notes, and has an 18-month maturity. The Company repaid $0.04 million of principal on Senior Notes with investors during the respective period. The remaining Notes converted into shares of Common Stock upon the Closing.

October-December 2024 Senior Notes — During the months October through December 2024, the Company issued two Senior Secured Convertible Notes with a total principal amount of $1.1 million. These notes were issued at the same 12% interest terms as all of their other Senior Convertible Notes, and have an 18-month maturity. The Notes converted into shares of Common Stock upon the Closing

January-March 2025 Senior Notes — During the months January through March 2025, the Company issued additional Senior Secured Convertible Notes to investors with the principal amount of $0.8 million on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). These notes were issued at the same 12% interest terms as all of their other Senior Secured Convertible Notes, and will convert into shares of the Company’s common stock at $37.50 per share.

April-June 2025 Senior Notes — During the months April through June 2025, the Company issued additional Senior Secured Convertible Notes to investors with the principal amount of $0.4 million issued on substantially the same terms as the Senior Notes issued in 2022 (as amended in November 2022). These notes were issued at the same 12% interest terms as all of their other Senior Secured Convertible Notes, and will convert into shares of the Company’s common stock at $37.50 per share.

Upon Closing, the following convertible notes were converted into the Company’s common stock based on the principal and accrued interest as of July 11, 2025. Senior Convertible Notes with an outstanding balance of $21.7 million in principal and accrued interest converted into 68,585 shares of Common Stock at $300.00/share, Senior Convertible Bridge Notes of $3.1 million in principal and accrued interest were repaid in cash in the amount of $0.2 million with the remaining $2.9 million converted into 17,261 shares of Common Stock at $ 166.50/share, Senior Secured Convertible Notes of $2.8 million in principal and accrued interest converted into 73,896 shares of Common Stock at $37.50/share. Of the 73,896 shares of Common Stock issued to Senior Secured Note holders, 9,469 shares were contributed by the Sponsor. As such, most of these notes were converted into Common Stock upon the Closing.

As of December 31, 2025, the outstanding balance of Senior Notes is less than $0.1 million, all of which is with unrelated parties. The Company is currently in default; accordingly, the Company classified the entire outstanding amount as a current liability on the consolidated balance sheets. As of December 31, 2024, the outstanding balance of senior notes totaled $25.3 million, of which $9.5 million is outstanding with related parties and $15.8 million is outstanding with unrelated parties.

The annual effective interest rate of Senior Notes was estimated from 0% to 12.15% and 0% to 12.15% per year for the years ended December 31, 2025 and 2024, respectively. The interest expense was  $1.3 million and $2.1 million for the years ended December 31, 2025 and 2024.

Loans Payable

On February 11, 2025, NorthView executed the PIPE Subscription Agreement with the PIPE Investors. Pursuant to the PIPE Subscription Agreement, the PIPE Investors are expected, subject to the conditions relating to such purchase set forth in the PIPE Subscription Agreement, to purchase from NorthView senior secured convertible notes in an aggregate principal amount of up to $22.2 million for an aggregate purchase price of up to $20.0 million, reflecting a 10% OID.

At the Closing and pursuant to the PIPE Subscription Agreement, the Company issued the Initial Note in the principal amount of $10.0 million for a purchase price of $9.0 million, reflecting a 10% OID. The Initial Note matures on January 11, 2027, which is 18-months from Closing on July 11, 2025 (the “Maturity Date”) and is convertible at any time at the PIPE Investor’s option at a conversion price equal to the lower of $750.00 per share or 95% of the lowest daily VWAP of the Company’s common stock in the 10 trading days prior to the original issue date of the Initial Note and shall be adjusted, without limitation, based on down-round and most-favored nation (“MFN”) price and terms protections (the “Conversion Price”). The Company elected to account for the issued Ascent PIPE Notes at fair value, and the fair value is recorded in loans payable at fair value on the consolidated balance sheets.

The Initial Note bears interest at 10% per annum on the outstanding unconverted principal balance. A minimum interest amount equal to 10% of the original principal is fully earned at issuance, reduced by interest subsequently accrued. Cash payments are subject to a 5% fee. Upon an event of default, the interest rate increases to 24% per annum and a 10% late fee applies to overdue amounts. The Initial Note may be prepaid upon 10 business days’ prior notice (absent an event of default), subject to Ascent’s conversion rights, and requires mandatory prepayment upon Subsequent Offerings, as defined by the PIPE Subscription Agreement.

Conversion is subject to a beneficial ownership cap, initially set at 4.99% of outstanding common stock. Ascent may adjust this cap with 61 days’ prior notice, provided it does not exceed 9.99%. On August 1, 2025, the cap was increased to 9.99% and the advance notice requirement was waived by the Company.

The PIPE Subscription Agreement and issued Ascent PIPE Notes were amended on three occasions to modify key financial terms:

Amendment No. 1, effective August 25, 2025: Restructured the financing into four tranches totaling up to $22.2 million in aggregate principal, comprised of $10.0 million, $2.2 million, $5.6 million, and $4.4 million, respectively, each subject to customary conditions including registration effectiveness and Nasdaq listing compliance. The conversion price was revised to the lower of the then-current conversion price or 95% of the lowest daily VWAP over the 10 trading days preceding each conversion date, subject to a floor price of $7.50 per share.

Amendment No. 2, effective December 22, 2025: Reduced the floor price to $0.111 per share, applicable to up to 182,000 shares of common stock, during a modification period ending upon the effectiveness of the Reverse Stock Split on February 9, 2026, reverting to $0.14 per share thereafter.

Amendment No. 3, effective December 29, 2025: Obligated Ascent to fund a third tranche of up to $5.6 million (or $3.3 million if a Nasdaq listing deficiency exists) upon the Company’s request, contingent on full repayment or conversion of the first two outstanding tranches and other conditions. Additionally, mandatory prepayment due to a Subsequent Offering that is an equity line of credit was established at 33.3% of net proceeds under the Company’s Form S-1 registration statement (File No. 333-290805), or 50.0% of net proceeds under any Form S-1 filed after this third amendment. As of December 31, 2025 and through date of filing, the third tranche was not met as a result of the Company’s Nasdaq listing deficiency and tranches one and two of the loans payable have not yet been repaid or converted.

During the year ended December 31, 2025, the Company repaid $1.9 million of principal and $0.3 million in interest on the Ascent PIPE Notes and Ascent converted an aggregate of $4.0 million of principal and accrued interest balance into 266,055 shares of the Company’s common stock. The shares of common stock issued had a fair value of $4.5 million at conversion.

As of December 31, 2025, the loans payable was fair valued at $7.9 million which has been classified as long-term in the consolidated balance sheets. As of December 31, 2025, the Company had accrued interest of $0.7 million on the loans payable.

Promissory Notes

In a series of transactions during 2010 and 2011, two of the Company’s founders provided $0.2 million to the Company to fund general corporate purposes in exchange for promissory notes. The outstanding promissory notes accrue interest at 5% and 12% per annum, most of which do not have a set maturity date. For any promissory notes that had an initial maturity date which has passed, the Company has verbally agreed to pay off these loans subsequent to the consummation of the Business Combination. As of December 31, 2025, the Company is in default; accordingly, the Company classified the entire outstanding amount as a current liability on the consolidated balance sheets.

During the year ended December 31, 2023, two related parties provided the Company with short-term promissory notes in an aggregate principal amount of $0.4 million, bearing interest at a rate of 12% per annum. The notes were payable on demand at any time on or after December 31, 2023. As of December 31, 2024, these notes were classified as related party transactions and were not yet due by the noteholders. These noteholders ceased to be related parties of the Company following the consummation of the merger. During the year ended December 31, 2025, the noteholders requested for repayment and as of December 31, 2025, the Company is in default.

During the year ended December 31, 2025, a promissory note of $0.1 million for 0% interest was issued to an unrelated party of the Company and matured on the Closing Date. The Company did not make any repayments on the outstanding balance of the promissory notes during the year ended December 31, 2025 and is currently in default.

Interest expense on the Company’s promissory notes was less than $0.1 million for each of the years ended December 31, 2025 and 2024. The carrying value of the promissory notes as of December 31, 2025 and 2024 was $1.0 million and $0.9 million, respectively. As of December 31, 2025 and 2024, outstanding balance of promissory notes due to related parties was $0.4 million and $0.9 million respectively, and are classified as current liabilities on the consolidated balance sheets.

Paycheck Protection Program

On May 25, 2021, the Company borrowed $1.3 million under the Paycheck Protection Program (the “PPP Loan 2”). The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The annual interest rate on PPP Loan 2 is 1%.

Under the terms of PPP Loan 2, if the Company does not submit forgiveness application within 24 weeks the initial disbursement of the loan (the “Covered Period”), the Company must begin to make equal monthly payments of principal and interest starting 10 months from the end of the Covered Period until May 25, 2026. Interest on the loan continues to accumulate during any deferment period.

As of December 31, 2025 and 2024, the Company was in default on PPP Loan 2 due to the non-payment of minimal repayment amounts required by the terms of PPP Loan 2. Accordingly, the Company classified the entire amount outstanding under the PPP Loan 2 as current and accrued respective late penalties for the total amount of less than $0.1 million as of December 31, 2025 and 2024, respectively. The total past due amount of PPP Loan 2 repayments as of December 31, 2025 and 2024 was $1.4 million and $0.8 million, respectively.

The Company applied for forgiveness of PPP Loan 2 in December 2025 and was notified in February 2026 that the loan had been forgiven.

D&O Insurance Financing

On July 11, 2025, the Company financed the purchase of the Company’s Directors and Officers (“D&O”) insurance premium, resulting in a financing obligation at inception of $0.7 million. During the year ended December 31, 2025, the Company made aggregate payments of $0.4 million against the obligation and recognized approximately $0.4 million of insurance expense and an immaterial amount of interest expense. As of December 31, 2025, the remaining financing obligation was $0.3 million.

Convertible Promissory Note – Related Party at Fair Value

The Company now holds the convertible working capital promissory note which was previously held by Northview Acquisition Corporation with the Sponsor for up to $2.5 million. The related party convertible promissory note is non-interest bearing and became convertible on the Closing Date, July 11, 2025. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $75.00 per warrant. The note also allows for the conversion of the outstanding principal balance to be repaid in shares of the Company’s common stock at a price of $166.50 per share at the election of the Sponsor, as adjusted for the Reverse Stock Split. As of December 31, 2025, the Company was in default in the repayment of the loan with principal outstanding of $1.9 million classified as a current liability on the consolidated balance sheets.

Minimum Future Payments for the Company’s Outstanding Borrowings

As of December 31, 2025, the contractual future minimum payments for the Company’s outstanding borrowing arrangements were as follows (in thousands):

	2026	2027	Total
Tasly convertible note - related party	$2,290	$—	$2,290
Convertible promissory note - related party	1,870	—	1,870
Loans payable	—	7,877	7,877
Senior notes	42	—	42
Promissory notes	1,049	—	1,049
PPP loan	1,390	—	1,390
Total contractual obligations	$6,641	$7,877	$14,518

Note 7 — Commitments and Contingencies

Operating Lease Obligations

On August 1, 2022 the Company entered into a new lease agreement (the “Amended Lease”) whereby the Company agreed to rent its office and lab facilities under month-to-month tenancy. The monthly rent payable under the Amended Lease was $25 thousand. This month-to-month lease ended effective August 15, 2024.

Beginning in October 2024, the Company entered into a new lease agreement whereby the Company agreed to rent its office and lab facilities under month-to-month tenancy. The monthly rent payable under the new lease is also $25 thousand. This month-to-month lease automatically renews every four months, unless written termination is provided. This lease agreement was terminated in November 2025.

In December 2025, the Company was in negotiations with the landlord for its office and lab facilities (“Leased Premises”). The new lease agreement was executed in January 2026 with a termination date of February 28, 2027 with monthly payments of $33 thousand per month through May 2026 and $10 thousand per month for the remaining nine months of the lease. Concurrently, the Company entered into several sublease agreements effective in December 2025 for a portion of the Leased Premises in exchange for $22 thousand per month. These sublease agreements are for six months.

The Company’s short-term lease expense was $0.5 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively and had immaterial sublease income in the year ended December 31, 2025.

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

Under an advisory agreement with The Benchmark Company, LLC, the Company may be required to pay up to an additional $0.3 million in advisory fees. As of the balance sheet date, this amount represents a contingent commitment that has not been recorded as a liability, as the amount payable is currently not estimable, as it may be reduced by future services performed under the agreement.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims; however, the Company may record charges in the future as a result of these indemnification obligations.

In December 2025, the Company received a Notice of Entry of Judgment in connection with litigation brought by a vendor with claims for breach of contract, which was ruled in favor of the vendor. As of December 31, 2025, the Company had accrued approximately $0.1 million related to the matter.

In February 2026, the Company received a demand letter from counsel for a former employee for unpaid wages of approximately $0.2 million, including statutory penalties, and the amount has been accrued for as of December 31, 2025. The letter demands payment and states that litigation may be initiated if the matter is not resolved.

Note 8 — Stockholders’ Deficit

On October 20, 2025, the Company amended its amended and restated certificate of incorporation to authorize 600,000,000 shares of common stock, par value of $0.0001 per share and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2025, no dividends have been declared to date.

The Company reserved shares of common stock, as adjusted for the recapitalization (see Note 3) and for the Reverse Stock Split, on an as-converted basis, for future issuance as follows:

	December 31,
	2025	2024
Conversion of Series A preferred stock	—	20,060
Conversion of Series B preferred stock	—	24,408
Conversion of Series C/C-1 preferred stock	—	37,907
Outstanding options under 2025 Plan	12,527	13,705
Issuance of options under the 2025 Plan	100,386	7,194
Outstanding common stock warrants	233,822	—
Issuance of earnout shares (1)	38,750	—
	385,485	103,274

(1)	These earnout shares exclude 12,916 shares allocated to Milestone III, as Milestone III expired as of December 31, 2025.

Convertible Preferred Stock

Immediately prior to the completion of the Company’s Business Combination, all of the Company’s then-outstanding shares of convertible preferred stock were automatically converted into shares of Legacy Profusa common stock and, in connection with the Business Combination, all shares of Legacy Profusa common stock underlying the convertible preferred stock were exchanged for shares of the Company’s common stock.

Convertible preferred stock as of December 31, 2024 consisted of the following:

	Shares Authorized	Share Issued and Outstanding	Liquidation Preference	Carrying Amount	Original Issue Price
Series A	4,350,314	4,350,314	$5,307	$5,231	$1.22
Series B	5,293,175	5,293,175	13,815	13,701	2.61
Series C	7,358,151	6,670,703	37,623	37,476	5.64
Series C-1	1,549,742	1,549,742	7,439	8,741	$4.80
	18,551,382	17,863,934	$64,184	$65,149

The significant features of the convertible preferred stock were as follows:

Voting Rights

The holders of convertible preferred stock shares are entitled to vote on all matters on which the common stockholders are entitled to vote. Each holder of convertible preferred stock is entitled to the number of votes equal to the number of common stock shares into which the shares held by such holder could be converted as of the Record Date. Holders of convertible preferred stock and common stock generally vote as a single class.

Dividends

Holders of convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors, at the annual rate of 8% of the original issue price, payable in preference and priority to any declaration or payment of any distribution on common stock of the Company in such calendar year. No distributions may be made with respect to the common stock unless dividends on the convertible preferred stock have been declared and all declared dividends on the convertible preferred stock have been paid or set aside for payment to the holders of the convertible preferred stock. Dividends are noncumulative, and none were declared from inception to the Closing Date.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series C/C-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Series B convertible preferred stock, the Series A convertible preferred stock or common stock, an amount per share for each share of Series C/C-1 convertible preferred stock held by them equal to the sum of the liquidation preference amount of respective original issue price per share, as adjusted for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event (“anti-dilution adjustments”) plus all declared but unpaid dividends on such shares. Should the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed with equal priority and pro rata among the holders of Series C/C-1 convertible preferred stock in proportion to the preferential amount each holder is otherwise entitled to receive.

After full payment to holders of the Series C/C-1 convertible preferred stock, payment should be made to the holders of Series B convertible preferred stock, in preference to the holders of the Series A convertible preferred stock or common stock, in the amount per share for each share of Series B convertible preferred stock held by them equal to the original issue price of such share, adjusted for any anti-dilution adjustments, plus all declared and unpaid dividends on such shares. Should the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed with equal priority and pro rata among the holders of Series B convertible preferred stock in proportion to the preferential amount each holder is otherwise entitled to receive.

After full payment to holders of the Series B convertible preferred stock, payment should be made to the holders of Series A convertible preferred stock, in preference to the holders of the common stock, in the amount per share for each share of Series A convertible preferred stock held by them equal to the original issue price of such share, adjusted for any anti-dilution adjustments, plus all declared and unpaid dividends on such shares. Should the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the funds will be distributed with equal priority and pro rata among the holders of Series A convertible preferred stock in proportion to the preferential amount each holder is otherwise entitled to receive.

After the payment to the holders of convertible preferred stock of the full preferential amounts specified above, the entire remaining assets of the Company legally available for distribution by the Company shall be distributed with equal priority and pro rata among the holders of the common stock and holders of convertible preferred stock as-if-converted to common stock basis in proportion to the number of shares of common stock held by them.

Conversion

Each share of convertible preferred stock is convertible, at the option of the holder, into the number of fully-paid and non-assessable shares of common stock that result from dividing the applicable original issue price per share by the applicable conversion price per share at the time of conversion, as adjusted for any anti-dilution adjustments or recapitalizations. If, after the issuance date of convertible preferred stock, the Company issues or sells, or is deemed to have sold, additional shares of common stock at a price lower than the original issuance price, except for certain exceptions allowed, the conversion price of convertible preferred stock would be adjusted. As of December 31, 2024, the Company’s convertible preferred stock was convertible into the Company’s shares of common stock as adjusted for the Exchange Ratio and the Reverse Stock Split.

Each share of convertible preferred stock is convertible into common stock automatically upon the earlier of (i) immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of any class or security of the Company in which (a) the gross offering price per share reflects a pre-offering valuation of the Company of not less than $200 million, calculated on a fully-diluted and as-converted basis before giving effect to the issuance of the securities to be sold in such public offering, and (b) the cash proceeds to the Company (net of underwriting discounts and commissions) are at least $50 million (a “Qualified IPO”); or (ii) the Company’s receipt of a written request for such conversion from at least a majority of holders of the then outstanding shares of convertible preferred stock, voting as a single class on an as-if-converted basis.

Balance Sheet Classification

Convertible preferred stock was recorded in mezzanine equity because while it was not mandatorily redeemable, it became redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.

Note 9 — Common Stock Warrants

As of December 31, 2025, the Company has four classes of warrants totaling 17,536,750, consisting of 9,487,500 Public Warrants, 7,347,500 Private Placement Warrants, 569,250 Representative’s Warrants, and 132,500 HCW Warrants. Each warrant is exercisable into 1/75 of a share, but only whole shares of common stock can be issued.

	Exercise price	Expiration date	Number of shares underlying warrants
Public Warrants	$862.50	7/11/2030	126,500
Private Placement Warrants	$862.50	7/11/2030	97,966
Representative’s Warrants	$862.50	7/11/2030	7,590
HCW Warrants	$0.75	7/11/2030	1,766
			233,822

The following table summarizes the warrant activity for the year ended December 31, 2025:

	Number of common stock warrants	Weighted average exercise price	Average remaining contractual term (Years)	Aggregate intrinsic value
Outstanding January 1, 2025	—	$—	—	—
Assumption of warrants as part of reverse recapitalization	17,404,250	862.50
Issuance of warrants	1,032,500	0.75
Exercise of warrants	(900,000)	0.75
Outstanding December 31, 2025	17,536,750	$855.99	4.50	—

Prior to the Closing Date, the Company did not have any common stock warrants outstanding.

Northview Warrants

As part of Northview’s IPO, Northview issued the Public Warrants to third-party investors, where the exercise of 75 warrants entitled the holder to purchase one share of the Company’s common stock at an exercise price of $862.50 per whole share. Simultaneously with the closing of the IPO, Northview completed the private sale of 7,347,500 Private Placement Warrants where the exercise of 75 warrants entitled the holder to purchase one share of the Company’s common stock at an exercise price of $862.50 per whole share. Additionally, Northview granted underwriters 569,250 warrants where the exercise of 75 warrants entitled the holder to purchase one share of the Company’s common stock at an exercise price of $862.50 per whole share at the closing of the IPO. The shares underlying these common stock warrants have been adjusted for the Reverse Stock Split. No fractional shares are to be issued for the exercise of these Northview Warrants.

The Public Warrants became exercisable 30 days after the consummation of the Business Combination.

The Private Placement Warrants and Representative’s Warrants are non-redeemable in certain circumstances so long as they are held by the initial purchasers or their permitted transferees. The Private Placement and Representative’s Warrants may also be exercised by the initial purchasers or their permitted transferees for cash or on a cashless basis, but are otherwise similar to the Public Warrants underlying the Units sold in the IPO, as the Private Placement Warrants and Representative Share Warrants, along with the Common Stock issuable upon the exercise of the Private Placement Warrants and Representative Share Warrants also became transferable, assignable, or saleable 30 days after the completion of the Business Combination, which was during the period ended December 31, 2025.

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

The Private Warrants and Representative Warrants are not considered indexed to an entity’s own stock, and fails Step 2 of ASC 815-40-15-7. As such, the Company continues to recognize the Private Placement Warrants and Representative Share Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the consolidated statement of operations at each reporting period until they are exercised. See Note 4 for further detail.

HCW Warrants

HCW acted as Profusa’s financial advisor in connection with the Business Combination and received a transaction fee in connection therewith of $1,000,000, payable in cash and 132,500 warrants to acquire an aggregate of 1,766 shares of New Profusa Common Stock at an exercise price of $0.75 per share. The Company accounts for the HCW warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the HCW warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. The Company determined the initial fair value using a Black Scholes pricing model. The initial fair value was $0.3 million.

The fair value of the HCW Warrants was estimated using the following assumptions in the Black-Scholes option pricing model:

Expected volatility	84.1%
Risk-free interest rate	4.0%
Expected term (in years)	7
Expected dividend yield	—%

ELOC

On July 28, 2025, the Company entered into the Purchase Agreement and the ELOC Registration Rights Agreement with Ascent. Upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, from and after the Effective Date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100.0 million of shares of its Common Stock, subject to certain limitations set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock by the Company to Ascent under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to Ascent under the Purchase Agreement. As of December 31, 2025, approximately $10.3 million in shares of its Common Stock was sold pursuant to the Purchase Agreement.

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

As consideration for Ascent’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon our execution of the term sheet relating to the Purchase Agreement, the Company issued Ascent warrants (the “ELOC Warrants”) to purchase up to 12,000 shares of Common Stock (the “ELOC Warrant Shares”). The ELOC Warrants have an exercise price of $0.75 per shares and can be cashless exercised. The warrants were equity classified prior to their exercise due to the terms of the warrant which was indexed to the Company’s own stock, settlement was in shares only, and the terms met the fixed-for-fixed condition (fixed number of shares for fixed price). These warrants were recorded at their fair value on grant date which was $0.9 million and were expensed to financing fees in accordance with U.S. GAAP accounting for standby equity purchase agreements (“SEPA”).

The fair value of the ELOC Warrants was estimated using the following assumptions in the Black-Scholes option pricing model:

Expected volatility	85.1%
Risk-free interest rate	4.0%
Expected term (in years)	5
Expected dividend yield	—%

The ELOC warrants were determined to not meet the Step 2 indexation criteria in ASC 815-40-15-7 and are therefore liability classified. Accordingly, issuance fees associated with the SEPA or ELOC, including warrant-related costs, are expensed upfront. The associated equity classified warrants were not remeasured after initial issuance, and as of December 31, 2025, these warrants were exercised and all 12,000 shares of common stock were issued, as adjusted for the Reverse Stock Split.

When the Company draws on the ELOC and issues shares, it recognizes the proceeds in equity. The amount recorded is based on the fair value of the shares issued or the cash received, whichever is more reliably measurable. The Company records the actual cash received for each draw, as this is clearly measurable and traceable.

Note 10 — Stock Option Plan

In 2010, Legacy Profusa adopted the 2010 Equity Incentive Plan (the “2010 Plan”) under which 26,666 shares, as adjusted for the Reverse Stock Split, of the Company’s common stock have been initially reserved for issuance to employees, directors and consultants. The number of reserved shares that had been increased over the years equaled 61,819 shares, as adjusted for the Reverse Stock Split, at the time of the Business Combination. In October 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), that will replace the 2010 Plan. All previously issued options under the 2010 Plan will be held under the new plan, with no additional impact to the option holders. Options granted under the 2025 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to Company employees, including officers and directors who are also employees. NSOs may be granted to Company employees, consultants and advisors. As of December 31, 2025, the total authorized and issuable shares under the 2025 Plan available for grant was 100,386 shares, as adjusted for the Reverse Stock Split.

Upon the Closing, all outstanding Legacy Profusa options converted into options exercisable for shares of Common Stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio of approximately 0.346. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion and the Reverse Stock Split.

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

Activity under the Plan, as adjusted for the recapitalization and Reverse Stock Split is set forth below:

	Options Outstanding
Stock Option Activity	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)
Balances at December 31, 2024	13,705	$87.00	3.00
Options granted	7,194	273.47
Options expired	(933)	49.92
Options cancelled/forfeited	(1,076)	194.45
Options settled for promissory note	(6,363)	$67.30
Balances at December 31, 2025	12,527	$231.81	6.94
Exercisable at December 31, 2025	9,906	$244.91	5.45
Vested and expected to vest at December 31, 2025	12,527	$231.81	6.94

The fair value of the stock options granted was estimated using the following assumptions in the Black-Scholes option pricing model:

Expected volatility	78.9%
Risk-free interest rate	4.4%
Expected term (in years)	10
Expected dividend yield	—%

No options were exercised during the years ended December 31, 2025 and 2024. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The total fair value of options vested for the years ended December 31, 2025 and 2024 was $0.2 million and less than $0.1 million, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense for stock options was $2.7 million which is expected to be recognized over a weighted-average period of 3.9 years. On the grant date, the Company estimates the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options is being recognized on a straight-line basis over the requisite service period of the awards.

Nonrecourse Promissory Notes to Early Exercise Stock Options

In 2018, one of the Company’s executives early exercised 6,363 of his stock options by issuing a promissory note to the Company. As the promissory note is nonrecourse this exercise of stock options with a promissory note is not considered a substantive exercise for accounting purposes. Therefore, no receivable for the promissory note was recorded on the Company’s balance sheet. This arrangement was accounted for as modifications to the original stock options which were exercised by issuing a promissory note. Such modification did not result in incremental stock-based compensation expense. As of December 31, 2024 these options were fully vested and upon the closing of the Business Combination, these options were issued at the exchange ratio of .3459 and as adjusted for the Reverse Stock Split for 6,363 shares of common stock.

Stock-Based Compensation Expense by Function

The following table is a summary of stock compensation expense by function recognized for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$765	$7
Research and development	126	14
Total stock-based compensation	$891	$21

Increase in stock based compensation for the year ended December 31, 2025 is due to incremental grants in the year and the settlement of early exercised options by an executive of the company as a result of the Business Combination.

Note 11 — Related Party Transactions

The Company has funded its operations to date primarily through private sales of convertible preferred stock, convertible notes, loans payable and promissory notes. These investments have included various related parties. The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

	Nature of		December 31,
Related Party	relationship	Description of investment or transaction	2025	2024
Tasly	Shareholder	Convertible note held at fair value(1)	$2,290	$2,234
NVAC Sponsor I, LLC	Shareholder	Convertible note held at fair value(1)	$1,870	$—
The founders	Shareholder	Promissory notes(1)	$400	$850
Various individuals and entities	Shareholder	Convertible note payable(1)	$—	$22,822
NVAC Sponsor I, LLC	Shareholder	Due to from Related Party(2)	$41	$—

(1)	See Note 6 for full disclosures on debt, including the convertible notes payable, loans payable and promissory notes.

(2)	As of December 31, 2025, $41 thousand relating to an administrative service fee remains outstanding which originated from the net assets of the Northview balance sheet that was brought over at the time of the merger at fair value and has had no change.

Note 12 — Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(35,823)	$(9,230)
Denominator:
Weighted average shares used to computing basic and diluted net loss per share	334,762	25,844
Net loss per share attributable to common stockholders - basic and diluted:	$(107.01)	$(357.14)

The following outstanding shares of potentially dilutive securities, as adjusted for the recapitalization were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024
Convertible preferred stock	—	82,375
Convertible notes payable	—	15,510
Related party convertible notes payable at fair value (1)	27,134	—
Loans payable - held at fair value (2)	1,625,800	—
Warrants	233,822	—
Options to purchase common stock	12,527	13,705
Earnout shares (3)	38,750	—
Total	1,938,033	111,590

(1)	Includes the assumed issuance of 15,903 shares of common stock for the conversion of the related party Tasly Convertible Notes at $144.00 per share and assumed issuance of 11,231 shares of common stock for the conversion of the related party convertible promissory notes at $166.50 per share.
(2)

Includes the assumed issuance of 1,625,800 shares of common stock at the conversion price of $4.85 per share for the Ascent PIPE Notes, taking 95% of the lowest closing share price in the 10 trading days preceding December 31, 2025.

(3)	These earnout shares exclude 12,916 shares allocated to Milestone III, as Milestone III expired as of December 31, 2025.

Note 13 — Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate (in thousands):

	Year Ended December 31, 2025
Pretax income (loss)	21.00%	$(6,588)
State tax, net of federal benefit
California	4.49	(1,409)
Permanent differences
Stock-based compensation	(0.60)	187
Transaction costs	(9.70)	3,041
Unrealized gain on warranty liability	0.60	(188)
Other permanent differences	(0.02)	5
Prior year true-up on deferred taxes	2.21	(694)
Tax credits
Research and development tax credits	(0.37)	117
Change of valuation allowance	(17.61)	5,529
Other	—	—
Effective income tax rate	—%	$—

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations, prior to the adoption of ASU 2023-09 and as previously disclosed, follows:

	Year Ended December 31, 2024
Pretax income/(Loss)	21.00%	$(1,941)
State Tax, net of federal benefit	14.57	(1,347)
Permanent difference	(0.06)	6
PY true-up on deferred taxes	0.32	(30)
Change of Valuation Allowance	(35.83)	3,312
Other	—	—
Effective Income Tax Rate	—%	$—

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(3,745)	(1,607)
State and local	(1,784)	(1,705)
	(5,529)	(3,312)
Less: Change in valuation allowance	5,529	3,312
Income tax provision	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and other	$402	$70
Book over tax depreciation	7	7
Stock-based compensation	52	52
Convertible notes	(201)	93
Capitalized R&D and trademarks	138	1,527
Unrealized gain/loss oncrypto assets	155	—
Net operating loss carryforward	38,143	32,195
R&D credit carryforward	3,393	3,511
Capitalized start-up costs	895	—
Other	—	—
	42,984	37,455
Less: Valuation allowance	(42,984)	(37,455)
Total deferred tax assets:	$—	$—

No income tax expense was recorded during the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company has Federal and state net operating losses of approximately $137.8 million and $132.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2029. Federal net operating losses generated in tax years 2018 or thereafter have an indefinite carryforward period. The amount of Federal net operating loss that does not expire is $114.6 million.

As of December 31, 2025, the Company has federal and state tax credit carryforwards of approximately $2.1 million and $1.8 million, respectively. The federal tax credit carryforwards begin to expire in 2032. The state tax credit carryforwards carryforward indefinitely.

Management believes that, based upon a number of factors, which include the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized. Therefore, the Company has recorded a full valuation allowance against its deferred tax assets.

Internal Revenue Code (IRC) section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards prior to utilization. The Company has not completed an IRC section 382 study as of December 31, 2025.

No liability related to uncertain tax positions is recorded in the consolidated financial statements.

The Company accrues for interest and penalties as part of income tax expense. As of December 31, 2025 and 2024, the Company has not accrued interest and/or penalties.

The Company files tax returns in the U.S. Federal, California and various states. Due to the Company’s net operating losses, its Federal and state income tax returns remain subject to examination since inception. As of December 31, 2025, there are no ongoing tax examinations.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The act contains many tax incentives intended to assist companies and individuals during the COVID-19 outbreak. The Company received Paycheck Protection Program Loans during the years ended December 31, 2021 and December 31, 2020 of $1.3 million and $1.2 million, respectively. The Company had $1.4 million and $1.4 million of Paycheck Protection Program loans outstanding, inclusive of accrued interest, as of December 31, 2025 and 2024 respectively. The principal balance of the outstanding PPP Loan was $1.3 million as of December 31, 2025 and 2024.

The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, has expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program loans and Employee Retention Tax Credits, 100% deductibility of business meals as well as other tax extenders. The Consolidated Appropriations Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2025 or 2024.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into federal law. IRA, among other things, imposes a nondeductible 1% excise tax after December 31, 2022 on the fair market value of certain stock that is “repurchased” by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. The Company does not expect this tax law change to have a material impact on its consolidated financial position; however, it will continue to evaluate its impact as further information becomes available. If average annual adjusted financial statement income exceeds $1 billion over a 3-taxable-year period, IRA also imposes a 15% corporate alternative minimum tax on adjusted financial statement income for taxable years beginning after December 31, 2022. Registrant does not expect to incur this tax in the foreseeable future.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into federal law. Among other things, the Act extends or makes permanent several of the tax law changes enacted as part of the Tax Cuts and Jobs Act of 2017. The Act leaves the U.S. corporate tax rate unchanged at 21%. The Company continues to evaluate the provisions of the new tax law and the potential impact, on its financial statements as the U.S. Treasury and the IRS issue further guidance. Registrant does not expect the Act to have a material impact on its financial position, results of operations and/or cash flows.

Note 14 — Segments

The Company operates as one operating segment. The Company’s CODM is its Chief Executive Officer, Ben Hwang, who reviews financial information presented on a consolidated net loss basis as reported on the consolidated statement of operations in order to make decisions about allocating resources and assessing performance for the entire Company. The CODM also utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM function approves of key operating and strategic decisions. The CODM function views the Company’s operations and manages its business on a consolidated basis and as a single reportable operating segment.

The CODM function is regularly provided with the following significant segment expenses. Significant expenses include research and development and general and administrative expenses, which are each separately presented in the Company’s consolidated statements of operations. The CODM reviews significant expenses within both the research and development and the general and administrative categories. Other segment items within net loss include interest income, interest expense, gain (loss) on change in fair value of convertible notes, gain on the change in fair value of warrant liabilities, loss on change in fair value of digital assets, financing costs and other income. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

	Year Ended December 31,
	2025	2024
Government grant revenue	$—	$100
Operating expenses:
Research personnel compensation costs, including stock-based compensation	1,427	1,350
CRO and regulatory costs	837	36
Administrative personnel compensation costs, including stock-based compensation	5,908	1,592
Rent and office costs	631	279
Legal and accounting costs	2,575	1,223
Transaction costs	14,483	—
Other expenses(1)	1,845	120
Total segment expenses	27,706	4,600
Loss from operations	(27,706)	(4,500)
Other income (expense)
Gain (loss) on change in the fair value of convertible notes	(3,378)	(311)
Gain on the change in fair value of warrant liabilities	895	—
Loss on change in fair value of digital assets	(555)	—
Interest expense (including related parties amounts of $1,330 and $2,400 for the years ended December 31, 2025 and 2024, respectively)	(2,521)	(4,424)
Financing costs	(2,574)	—
Other income	16	5
Total other expense, net	(8,117)	(4,730)
Net loss	$(35,823)	$(9,230)

(1)	Other expenses includes public relations costs, insurance costs, accounting fees, and small balances of research materials and supplies.

The Company has no significant long-lived assets recognized on the consolidated balance sheets. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

Note 15 — Subsequent Events

The Company has evaluated its subsequent events as of December 31, 2025, through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

On January 26, 2026, the Company granted 14,648 stock options to the Company’s Board of Directors, with a strike price of $26.25, as adjusted by the Reverse Stock Split. A portion of these awards vest on the 1 year anniversary of the Closing Date, and the remaining awards vest in three equal installments, with each installment vesting at the anniversary of the grant date over the next three years.

On January 27, 2026, the Company executed a 15 month lease agreement for its office and lab facilities for a total consideration of $0.3 million to be paid over the lease term.

On February 11, 2026, the Company entered into a know-how license agreement (the “License Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”). Under the License Agreement, Mayo granted the Company an exclusive, worldwide license (with the right to sublicense) to certain patent rights and a non-exclusive license to related know-how in the fields of continuous oxygen measurement tools and Critical Limb-Threatening Ischemia (“CLTI”), including use with the Company’s Lumee product and future versions. The License Agreement has a term ending upon the later of the expiration of the last relevant patent or the 15th anniversary of the first commercial sale of the last launched licensed product, after which the license becomes fully paid-up if the Company has met its obligations.

Mayo will provide reasonable access to its investigators to facilitate know-how transfer. Sublicensing requires Mayo’s prior written approval and must meet specified conditions. Financial terms include royalties on net sales of licensed products, milestone payments upon achievement of specified development and commercialization events, and a share of sublicense income. The Company is required to provide regular royalty reports and maintain records subject to audit.

On February 11, 2026, the Company was notified that the PPP Loan 2 had been forgiven. The Company will recognize a gain on the extinguishment of the PPP Loan 2 in the first quarter of 2026.

On February 10, 2026, the Company sold 3 Bitcoins at a price of $69,222 per Bitcoin for an aggregate amount of $0.2 million. On February 17, 2026, the Company sold 5.5 Bitcoins at a price of $67,156 per Bitcoin for an aggregate amount of $0.4 million. On March 11, 2026, the Company’s management made the determination to terminate the Company’s Bitcoin treasury reserve strategy in light of current market conditions and the Company’s evaluation of its capital allocation priorities. On March 13, 2026, the Company sold the remaining balance of 8.01 Bitcoins, at a price of $71,457 per Bitcoin for an aggregate amount of $0.6 million.

In February 2026, the Company received a demand letter from counsel for a former employee for unpaid wages of approximately $0.2 million, including statutory penalties, and the amount has been accrued for as of December 31, 2025. The letter demands payment and states that litigation may be initiated if the matter is not resolved.

During the months February through April 2026, the Company issued 481,439 shares of the Company’s common stock in exchange for $0.8 million under the ELOC Purchase Agreement; the Company issued 2,696,907 shares of the Company’s common stock for settlement of $1.9 million of principal and interest on the Company’s loans payable, and cancelled 130 shares of common stock due to the settlement of fractional share issuances.

On March 20, 2026, the related party convertible promissory note was amended to extend the maturity date from January 11, 2026 to December 31, 2026. On April 6, 2026, the Company amended the note to update the conversion price to $0.76 per share and concurrently approved the conversion of the entire outstanding principal balance of $1.9 million into 2,460,257 shares of its common stock to the holders.

On March 11, 2026, the Company received a staff determination letter from Nasdaq indicating that Profusa has not regained compliance with the Minimum Bid Price Requirement. Nasdaq previously provided a 180-day compliance period that expired on March 10, 2026; the Company did not regain compliance by that date. As a result, the Company’s securities are subject to delisting from The Nasdaq Global Market. In addition, Nasdaq indicated in its March 11, 2026 letter that the Company also did not regain compliance with the MVLS Requirement by March 10, 2026. Nasdaq stated that this MVLS deficiency is an additional basis for delisting. The Company exercised its right to appeal the delisting decision, and was notified on March 19, 2026 that the delisting action has been stayed. Profusa’s hearing with the Nasdaq Hearings Panel is scheduled for April 21, 2026.

On April 2, 2026, the Company entered into Amendment No. 4 to its PIPE Subscription Agreement and related Pledge Agreement with Ascent. Under Amendment No. 4, the Company may request additional funding with an aggregate principal amount of up to $12.2 million, subject to the terms and conditions of the amended agreements.

Amendment No. 4 also modified certain terms of the related Pledge Agreement, including revising the release condition to provide that the applicable release condition will be satisfied upon payment in full, whether in cash or through conversion, of an aggregate principal amount of $1.7 million of notes issued in the additional closings expected to occur on or shortly after April 2, 2026. In addition, the Company and Ascent agreed that any mandatory prepayment amounts received under the notes will first be applied to obligations related to such additional notes and thereafter to certain previously issued secured convertible promissory notes.

In connection with the additional closing on April 2, 2026, the Company issued as Ascent PIPE Note with an aggregate principal amount of $0.6 million and a warrant to purchase 1,111,111 shares of the Company’s common stock at an initial exercise price of $0.50 per share. The note matures on April 2, 2027, bears interest at 12% per annum and is convertible into shares of the Company’s common stock, subject to the terms of the note. The warrant contains customary terms and provisions for instruments of this nature.

On March 31, 2026 (as amended and restated on April 3, 2026), the Company entered into a non-binding letter of intent with Bio Insights LLC (“Bio Insights”) to acquire certain assets, including the PanOmics assay and related know-how, for aggregate consideration of $30.0 million, payable entirely through the issuance of equity securities of the Company, including common stock and convertible preferred stock. In connection with the proposed transaction, Bio Insights would be entitled to receive royalty payments equal to 3% of net revenues, payable annually following completion of audited financial statements. The proposed transaction remains subject to the execution of definitive agreements, stockholder approval, and other customary closing conditions.

Note 16 — Revision of Third Quarter 2025 - Unaudited

The Company identified certain misstatements in the accounting for the reverse recapitalization transaction with Northview in the third quarter of 2025 that were reflected in the Company’s Form 10-Q filed for the period ended September 30, 2025. Specifically, the Company (i) incorrectly recognized a liability of $3.9 million for the PIPE Subscription Agreement as of the Closing Date, and (ii) omitted the extinguishment of a $49 thousand liability related to a pre-existing short-term related party loan between Profusa and Northview. The PIPE Subscription Agreement represents a loan commitment issuable at the Company’s discretion and therefore qualifies for the scope exception under ASC 815, Derivatives and Hedging. As a result of the incorrectly recognized liability for the PIPE Subscription Agreement at closing of the Business Combination, the change in fair value of the Ascent PIPE Notes for the reporting period was incorrectly determined. The fair value adjustment method was correct under the accounting model applied, however the change in fair value was incorrect as a result of the incorrect balance recorded at when recognizing the Business Combination.

The Company evaluated the materiality of these errors on the prior period unaudited consolidated financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 (Topic 1M), “Materiality,” and SAB No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that the related impacts were not material to the three and nine months ended September 30, 2025. The Company will reflect this correction in the third quarter of 2025 comparative financial statements presented in the Company’s third quarter 2026 filing.

The following tables present the effects of the aforementioned revisions on the Company’s condensed consolidated balance sheets as of September 30, 2025:

	September 30, 2025
	As previously reported	Adjustment	As corrected
Accounts payable	$6,982	$(49)	$6,933
Total current liabilities	23,540	(49)	23,491
Total liabilities	38,210	(49)	38,161
Additional paid-in capital	118,254	3,947	122,201
Accumulated deficit	(152,214)	(3,898)	(156,112)
Total stockholders’ deficit	$(33,960)	$49	$(33,911)

The following tables present the effects of the aforementioned revisions on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Gain (loss) on change in the fair value of related party convertible debt	$258	$(3,898)	$(3,640)	$(52)	$(3,898)	$(3,950)
Total other expense, net	(483)	(3,898)	(4,381)	(3,120)	(3,898)	(7,018)
Net loss and comprehensive loss	(22,192)	(3,898)	(26,090)	(27,256)	(3,898)	(31,154)
Net loss per share, basic and diluted	$(52.45)	$(9.22)	$(61.67)	$(171.70)	$(24.56)	$(196.26)

The following tables present the effects of the aforementioned revisions on the Company’s condensed consolidated statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2025:

	Three and nine months ended September 30, 2025
	As previously reported	Adjustment	As corrected
Issuance of common stock to Northview stockholders as a result of the merger	$(12,346)	$3,946	$(8,400)

The following tables present the effects of the aforementioned revisions on the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
	As previously reported	Adjustment	As corrected
Net loss	$(27,256)	$(3,898)	$(31,154)
(Gain) Loss on change in fair value of related party convertible debt	(198)	3,898	3,700
Supplemental noncash financing information: Assumption of net liabilities of Northview	$(12,346)	$3,946	$(8,400)