Form 10-Q
period 2026-03-31
Profusa, Inc.
filed 2026-05-15
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 4,660,268 shares of common stock, $0.0001 par value outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Control and Procedures	38

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

SIGNATURES		42

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$375	$1,778
Prepaid expenses and other current assets	287	541
Digital assets	—	1,445
Total current assets	662	3,764
Property and equipment, net	13	8
Other non-current assets	41	3
Right-of-use asset	146	—
Total assets	$862	$3,775
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,309	$7,345
Excise tax payable	1,953	1,953
Accrued expenses and other current liabilities	6,180	5,981
Due to related party	41	41
Convertible notes payable and loans payable at fair value	7,020	42
Promissory notes and other	710	946
Convertible and promissory notes payable to related parties	4,807	4,560
PPP loan	—	1,390
Total current liabilities	29,020	22,258
Warrant liabilities at fair value	40	298
Loans payable at fair value	—	7,877
Total liabilities	29,060	30,433
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Undesignated preferred stock: $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value – 600,000,000 authorized shares at March 31, 2026 and December 31, 2025; 2,380,023 and 1,232,052 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	136,039	134,123
Accumulated deficit	(164,237)	(160,781)
Total stockholders’ deficit	(28,198)	(26,658)
Total liabilities and stockholders’ deficit	$862	$3,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,146	$434
General and administrative	2,860	990
Total operating expenses	4,006	1,424
Loss from operations	(4,006)	(1,424)
Other income (expenses)
Loss on change in the fair value of convertible notes	(797)	(156)
Gain on change in fair value of warrant liabilities	258	—
Loss on disposal of digital assets	(295)	—
Interest expense (including related parties amounts of $5 and $609 for the three months ended March 31, 2026 and 2025, respectively)	(18)	(1,135)
Gain on extinguishment of PPP loan	1,391	—
Financing costs	(60)	—
Other income (expense)	71	(1)
Total other income (expense), net	550	(1,292)
Net loss	$(3,456)	$(2,716)

Net loss per share, basic and diluted	$(2.05)	$(105.09)
Weighted-average common shares outstanding, basic and diluted	1,688,107	25,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C/C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	—	$—	—	$—	—	$—	1,232,052	$—	$134,123	$(160,781)	$(26,658)
Issuance of shares in connection with exercise of ELOC	—	—	—	—	—	—	321,439	—	469	—	469
Issuance of shares in connection with the conversion of the PIPE note	—	—	—	—	—	—	826,532	—	1,260	—	1,260
Stock-based compensation expense	—	—	—	—	—	—	—	—	187	—	187
Net loss	—	—	—	—	—	—	—	—	—	(3,456)	(3,456)
Balance at March 31, 2026	—	$—	—	$—	—	$—	2,380,023	$—	$136,039	$(164,237)	$(28,198)

Balance at January 1, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	25,844	$—	$5,753	$(124,958)	$(119,205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Balance at March 31, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	25,844	$—	$5,758	$(127,674)	$(121,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(3,456)	$(2,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense	18	1,135
Gain on extinguishment of debt	(1,392)	—
Loss on change in fair value of convertible notes	797	156
Stock-based compensation expense	187	5
Gain on change in fair value of warrant liabilities	(258)	—
Loss on disposal of digital assets	295	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	254	(18)
Other non-current assets	(50)	1
Accounts payable	964	764
Accrued expenses and other current liabilities	65	136
Net cash used in operating activities	(2,576)	(537)

Cash flows from investing activities
Sale of digital assets	1,150	—
Purchase of property, plant and equipment	(5)	—
Net cash provided by investing activities	1,145	—

Cash flows from financing activities
Proceeds from ELOC	469	—
Repayment on convertible notes, promissory notes and loans payable	(441)	—
Proceeds from issuance of senior notes	—	750
Payment of deferred offering costs	—	(385)
Net cash provided by financing activities	28	365

Net decrease in cash	(1,403)	(172)
Cash at the beginning of the period	1,778	191
Cash at the end of the period	$375	$19

Supplemental disclosures of non-cash investing and financing information:
Conversion of debt to equity	$1,260	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$244	$—
Unpaid deferred offering costs	$—	$328

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization, Description of Business, Going Concern and Significant Risks and Uncertainties

Description of Business

Profusa, Inc. (the “Company”), originally incorporated in California on May 11, 2009, develops biointegrated sensors designed to provide continuous, clinical-grade monitoring of body chemistry for personal and medical use.

The Company’s first offering in the European Union, the Lumee™ Oxygen Platform, monitors tissue oxygen levels and is intended for applications such as peripheral artery disease, chronic wounds (including diabetic ulcers and pressure sores), and reconstructive surgery. The Company’s research and development efforts are primarily focused on the Lumee™ Glucose Platform, a continuous glucose monitor (“CGM”) consisting of a biocompatible gel injected under the skin that monitors interstitial glucose levels for several months from a single injection, offering an alternative to traditional finger-stick glucometers and short-term needle-type CGMs.

On July 11, 2025 (the “Closing Date”), NorthView Acquisition Corporation (“Northview”) consummated its business combination (the “Business Combination”) with Profusa, Inc., a California corporation (“Legacy Profusa”), pursuant to the Merger Agreement and Plan of Reorganization, dated November 7, 2022 (as amended, the “Merger Agreement”), among Northview, Legacy Profusa, and NV Profusa Merger Sub Inc., a wholly-owned Delaware subsidiary of Northview (“Merger Sub”). At closing, Merger Sub merged with and into Legacy Profusa (the “Merger”), with Legacy Profusa surviving as a wholly-owned subsidiary of Northview. In connection with the closing, Northview changed its name to “Profusa, Inc.”

Going Concern

The Company has incurred significant net operating losses from operations. As of March 31, 2026, the Company had a working capital deficit of approximately $28.4 million. For the three months ended March 31, 2026, the Company incurred a net loss of $3.5 million and used $2.6 million of cash in operating activities. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of research and development activities. The Company has been able to finance its operations primarily with the proceeds from the issuance of equity and debt instruments and to a lesser extent, revenue from government grants. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts.

On February 11, 2025, Northview executed a Securities Purchase Agreement (the “PIPE Subscription Agreement”) with Ascent Partners Fund LLC (“Ascent” or together with any party who may become party to the PIPE Subscription Agreement, the “PIPE Investors”). Subsequent to March 31, 2026, the Company amended the remaining borrowing capacity under the PIPE Subscription Agreement to $12.2 million in principal, and issued $1.7 million of Ascent PIPE Notes. As of the issuance date of these condensed consolidated financial statements, the Company has $10.5 million of principal available for draw down under the PIPE Subscription Agreement subject to certain conditions.

On July 28, 2025 (the “effective date”), the Company entered into the Equity Line of Credit (“ELOC”) Securities Purchase Agreement (the “ELOC Purchase Agreement”) and the ELOC Registration Rights Agreement (the “ELOC Registration Rights Agreement”) with Ascent (the “Committed Equity Facility”). Upon the terms and subject to the satisfaction of the conditions contained in the PIPE Subscription Agreement, from and after the effective date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100.0 million of shares of the Company’s common stock, subject to certain limitations set forth in the ELOC Purchase Agreement, from time to time during the term of the ELOC Purchase Agreement. Sales of common stock under the ELOC Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to Ascent under the ELOC Purchase Agreement. During the three months ended March 31, 2026, approximately $0.5 million in shares of the Company’s common stock were sold pursuant to the ELOC Purchase Agreement. The Company has entered into this strategic Committed Equity Facility in order to continue to fund its operating cash flows. During April and May 2026, the Company issued 360,000 shares of common stock to Ascent in exchange for $0.4 million under the Committed Equity Facility. As of the issuance date of these condensed consolidated financial statements, the Company has $88.9 million of common stock available for issuance to Ascent under the Committed Equity Facility.

Lumee Oxygen received regulatory approval in Europe through the attainment of a CE mark, which subsequently lapsed in 2020. The Company is working to obtain a renewed CE Mark for commercialization in Europe in order to generate revenues in 2026. In addition to management’s focus on commercialization, additional financing is available through the ELOC Purchase Agreement and executing remaining tranches of the PIPE Subscription Agreement which would provide an aggregate of up to an additional $10.0 million in cash for operating expenses to further the product research and development.

On September 11, 2025, the Company received two deficiency notices from Nasdaq for failing to maintain (i) a $50.0 million market value of listed securities under Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) and (ii) a minimum bid price of $1.00 per share under Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Company was provided 180 days, through March 10, 2026, to regain compliance.

On March 11, 2026, Nasdaq notified the Company that it had not regained compliance with either the Minimum Bid Price Requirement or the MVLS Requirement by the March 10, 2026 deadline, and that its securities were therefore subject to delisting from The Nasdaq Global Market on both grounds. The Company appealed the delisting determination, and on March 19, 2026, Nasdaq notified the Company that the delisting action had been stayed pending the appeal. The Company attended its hearing before the Nasdaq Hearings Panel on April 21, 2026. The Nasdaq Hearings Panel represents an independent hearings panel of The Nasdaq Stock Market LLC that reviews, upon a company’s timely request, certain determinations by Nasdaq’s Listing Qualifications Department, including a staff delisting determination, denial of a listing application, or public reprimand letter, and may issue a decision granting continued listing relief or affirming delisting. See Note 13 for further details over the Nasdaq Hearings Panel’s decision which granted the Company a continued listing relief.

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

As of March 31, 2026, there continues to be factors which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of Profusa and its wholly-owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The condensed consolidated balance sheet as of March 31, 2026 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.

Reverse Stock Split

On February 9, 2026, the Company effected a 1-for-75 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes. The Company regularly assesses these estimates, including those related to accrued liabilities, valuation of the convertible notes payable and loans payable at fair value, warrants, valuation allowance for deferred tax assets, incremental borrowing rate, and valuation of stock-based awards. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

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

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on loss from operations, net loss, net loss per share, total assets, total liabilities, stockholders’ deficit, or cash flows.

During the three months ended March 31, 2026, the Company reclassified amounts previously presented as interest expense related to the Company’s convertible debt held at fair value to change in fair value of convertible notes in the condensed consolidated statements of operations. The Company also reclassified related party note payables from convertible notes and loans payable at fair value and promissory notes and other into convertible and promissory notes payable to related parties on the condensed consolidated balance sheets. These reclassification were not material to the condensed consolidated financial statements.

Leases

The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Lease liabilities and their corresponding right-of-use (“ROU”) assets are recognized at commencement date and recorded based on the present value of lease payments over the expected lease term. The implicit rates within the Company’s operating leases are generally not determinable and therefore the Company estimates the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using an estimated borrowing rate, adjusted for various factors including level of collateralization and term to align with the terms of the lease. The ROU asset also might include lease prepayments, offset by lease incentives. Certain leases include options to extend or terminate the lease. Lease terms include options to extend or terminate the lease when it is reasonably certain we will exercise that option.

The Company has made accounting policy elections to (i) not recognize ROU assets or lease liabilities for short-term leases (leases with lease terms of 12 months or less); and (ii) combine lease and non-lease components. Variable lease payments are recognized in the condensed consolidated statements of operations when incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable. The cash flow impact from the change in operating lease right-of-use asset and the operating lease liability during the three months ended March 31, 2026 is presented within the change in accrued expenses and other current liabilities on the condensed consolidated statements of cash flows.

ELOC

On July 28, 2025, the Company entered into the ELOC Purchase Agreement and a related registration rights agreement with Ascent. Subject to the terms and conditions of the ELOC Purchase Agreement, the Company has the right, but not the obligation, to sell up to $100.0 million of shares of its common stock to Ascent from time to time at a discount to the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock, subject to specified caps and limitations.

The ELOC comprises a purchased put option and a forward share issuance that do not qualify for equity classification. Accordingly, the ELOC is measured at fair value, with changes between the put date and settlement date recognized in earnings. During the three months ended March 31, 2026, ELOC puts were settled within the same day, and the resulting changes in fair value were not material. Proceeds received upon the Company’s draws under the ELOC and the related share issuances are recognized in equity based on the gross proceeds received.

The Company issued warrants to purchase up to 12,000 shares of common stock (the “ELOC Warrants”) on July 20, 2025 in consideration for Ascent’s commitment. The ELOC Warrants were determined to be equity-classified and were expensed as financing fees along with other issuance costs associated with the ELOC. The ELOC Warrants were fair valued at $0.9 million and were not remeasured after the initial issuance.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable, warrant liabilities, promissory notes, loans payable, convertible promissory notes and senior notes. The Company states accounts payable, promissory notes and senior notes at their carrying value, which approximates fair value due to the short time to the expected payment. See Note 3 for instruments valued under Level 3.

Ascent PIPE Notes

In connection with the Business Combination, the Company assumed the rights and obligations under the PIPE Subscription Agreement, which provides for the issuance of Senior Secured Convertible Promissory Notes (the “Ascent PIPE Notes”) in an aggregate principal amount of up to $22.2 million. At Closing Date, the Company elected the fair value option (“FVO”) under ASC 825, Financial Instruments to recognize the issued Ascent PIPE Notes. Accordingly, no features of the Ascent PIPE Notes are bifurcated and separately accounted for.

In accordance with ASC 825, the FVO is applied to all outstanding Ascent PIPE Notes as a single unit, and is irrevocable once elected. At each reporting date, the Ascent PIPE Notes are measured at fair value, with changes in fair value recognized in earnings, except for the portion attributable to instrument-specific credit risk, which is presented in other comprehensive income. During the three months ended March 31, 2026, the Company did not record any changes in fair value to other comprehensive income. As of March 31, 2026, the Ascent PIPE Notes are included in convertible notes payable and loans payable at fair value within the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

Recently issued accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, the Company does not expect the adoption of ASU 2024-03 to have a material effect on its condensed consolidated financial statements taken as a whole.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 established authoritative guidance for the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. This guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under GAAP, provides a comprehensive list of interim disclosure requirements within Topic 270, and introduces a disclosure principle requiring entities to provide information about events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial reporting and related disclosures.

Recently adopted accounting standards

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion when changes are made to conversion features as part of an offer to settle the instrument. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The amendments may be applied either (1) prospectively to any settlements of convertible debt instruments that occur after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements, with a cumulative adjustment-effect adjustment to equity. The Company adopted ASU 2024-04 as of January 1, 2026 on a prospective basis, which did not have a material impact on the condensed consolidated financial statements.

Note 3 — Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company measures certain financial instruments at fair value using valuation techniques that require the use of observable and unobservable inputs and assumptions, including, as applicable, risk-free interest rates, expected terms, expected volatility, credit risk, market yields, conversion or exercise prices, the fair value of the Company’s common stock, and other instrument-specific terms and market inputs. The risk-free interest rate for each applicable financial instrument is based on the U.S. Treasury yield curve in effect as of the valuation date for a term commensurate with the expected term, contractual term, or estimated settlement period of the instrument, as applicable. Expected volatility, when applicable, may differ among financial instruments due to differences in expected terms, contractual maturities, settlement provisions, conversion or exercise features, valuation methodologies, market inputs, and the historical periods used to estimate volatility.

As of March 31, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured at fair value on a recurring basis, were as follows (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes due to related parties held at fair value	$—	$—	$4,402	$4,402
Loans payable at fair value	—	—	6,977	6,977
Warrant liabilities - Private Placement Warrants	—	—	37	37
Warrant liabilities - Representative’s Warrants	—	—	3	3
Total liabilities measured at fair value	$—	$—	$11,419	$11,419

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets (Bitcoin)	$1,445	$—	$—	$1,445
Liabilities:
Convertible notes due to related parties held at fair value	$—	$—	$4,160	$4,160
Loans payable at fair value	—	—	7,877	7,877
Warrant liabilities - Private Placement Warrants	—	—	277	277
Warrant liabilities - Representative’s Warrants	—	—	21	21
Total liabilities measured at fair value	$—	$—	$12,335	$12,335

The key inputs into the Monte Carlo simulation model for the warrant liabilities, as affected by the Reverse Stock Split, were as follows at March 31, 2026 and December 31, 2025:

Each warrant entitles the registered holder to purchase one seventy-fifth (1/75) of one share of our common stock at a price of $862.50 per whole share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a number of warrants that in the aggregate equal a whole number of shares may be exercised at a given time by a warrant holder. No fractional warrants will be issued and only whole warrants will trade.

	March 31, 2026	December 31, 2025
Input
Risk-free interest rate	3.88%	3.79%
Expected term (years)	4.28	4.53
Expected volatility	57.80%	139.20%
Exercise price	$862.50	$862.50
Fair value of Common stock	$0.51	$7.86

Warrant Liabilities

The following table provides a summary of the changes in the fair value of the Company’s Level 3 warrant liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2026 (in thousands):

	Private Placement Warrants	Representative’s Warrants	Total Level 3 Warrant liabilities
Fair value at January 1, 2026	$277	$21	$298
Gain in fair value of warrant liabilities	(240)	(18)	(258)
Fair value at March 31, 2026	$37	$3	$40

Convertible notes payable, related party

The Tasly Convertible Note and the Convertible Promissory Note - Related Party (collectively “Related Party Convertible Notes Payable”) were valued using a Probability Weighted Expected Return Model to fair value the convertible note. The intrinsic conversion value as of March 31, 2026 was $0 for the Related Party Convertible Notes Payable. As of March 31, 2026, the Tasly Convertible Note has matured and is payable at the principal amounts plus accrued interest. Therefore, the fair value of the note is the face amount of the debt, and as of March 31, 2026, the accrued interest was added to the liability balance.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 Related Party Convertible Notes Payable for the three months ended March 31, 2026 and 2025 (in thousands):

	Tasly Convertible Note - Related Party	Related Party Convertible Promissory Note	Total Level 3 Related Party Convertible Notes
Fair value as of January 1, 2026	$2,290	$1,870	$4,160
Loss on change in the fair value of related party convertible debt	242	—	242
Fair value as of March 31, 2026	$2,532	$1,870	$4,402

Tasly Convertible Note - Related Party
Fair value as of January 1, 2025	$2,234
Loss on change in the fair value of related party convertible notes	156
Fair value as of March 31, 2025	$2,390

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

The key inputs into the Monte Carlo simulation model for the Loans Payable were as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Input
Risk-free interest rate	3.70%	3.48%
Expected term (years)	0.78	1.03
Expected volatility	69.10%	68.30%
Fair value of Common stock	$0.51	$7.86

The following table provides a summary of the changes in the fair value of the Company’s Level 3 Loans Payable for the three months ended March 31, 2026 (in thousands):

Loans Payable
Fair value as of January 1, 2026	$7,877
Repayments of debt	(195)
Conversion of debt to equity	(1,260)
Loss on change in the fair value of loans payable	555
Fair value as of March 31, 2026	$6,977

The fair value of the Company’s Loans Payable settled through conversion was determined by multiplying the closing price of the Company’s common stock on the applicable conversion date by the number of shares of common stock issued upon settlement.

Loss on change in the fair value of convertible notes on the condensed consolidated statements of operations comprise of the change in fair value of the Company’s convertible notes and its related accrued interest on the convertible notes. As of March 31, 2026, the Loans Payable is due within 12 months of the balance sheet date and is therefore recorded in convertible notes payable and loans payable at fair value on the condensed consolidated balance sheets.

Digital Asset

On March 11, 2026, the Company’s management made the determination to terminate the Company’s Bitcoin treasury reserve strategy in light of current market conditions and the Company’s evaluation of its capital allocation priorities. During the three months ended March 31, 2026, the Company sold 16.51 Bitcoins for an aggregate amount of $1.2 million, resulting in realized losses of $0.3 million included in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, digital assets were $0 and $1.4 million, respectively.

Note 4 — Balance Sheet Components

Prepaid expenses and other current assets (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$120	$441
Prepaid expenses	167	100
	$287	$541

Accrued Liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$(4,151)	$(4,066)
Accrued other liabilities	(2,029)	(1,915)
	$(6,180)	$(5,981)

Note 5 — Debt

The following table sets forth a summary of the debt instruments and their changes during the three months ended March 31, 2026 and 2025 (in thousands):

	Loans Payable	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Senior Notes	Promissory Notes	PPP Loan	D&O Insurance Financing
Balance at January 1, 2026	$7,877	$2,290	$1,870	$42	$1,049	$1,390	$297
Debt repayments	(195)	—	—	—	(24)	—	(222)
Change in fair value	555	242	—	—	—	—	—
Conversion of debt to equity	(1,260)	—	—	—	—	—	—
Debt forgiven	—	—	—	—	—	(1,392)
Accrued stated interest	—	—	—	1	15	2	—
Balance at March 31, 2026; Current debt	$6,977	$2,532	$1,870	$43	$1,040	$—	$75

Accounting basis	Fair value option	Fair value option	Fair value option	Effective interest method	Simple interest method	Compounding Interest	Simple interest method
Interest rate	10%	24%	—	0%-12%	0%-12%	1%	7%
Conversion price(s) per share	various	$37.50	$75.00 and $166.50	$37.50, $166.50, and $300.00	—	—	—
Maturity	1/11/2027	3/31/2024	12/31/2026	7/11/2025	various	—	4/11/2026

	Junior Convertible Notes	Tasly Convertible Note - Related Party	Senior Notes	Promissory Notes	PPP Loan
Balance at January 1, 2025	$18,419	$2,234	$25,268	$910	$1,376
Issuance of debt	—	—	750	—	—
Change in fair value	—	156	—	—	—
Stated interest	545	—	572	15	3
Amortization of debt discount and issuance costs	1	—	(1)	—	—
Balance at March 31, 2025; Current debt	$18,965	$2,390	$26,589	$925	$1,379

Convertible Notes

Loans Payable

As of March 31, 2026, the Company had issued an aggregate principal of $12.2 million of Ascent PIPE Notes. The outstanding Ascent PIPE Notes bear interest at 10% per annum on the outstanding unconverted principal balance. A minimum interest amount equal to 10% of the original principal is fully earned at issuance, reduced by interest subsequently accrued. Cash payments are subject to a 5% fee. Upon an event of default, the interest rate increases to 24% per annum and a 10% late fee applies to overdue amounts. The Ascent PIPE Notes may be prepaid upon 10 business days’ prior notice (absent an event of default), subject to Ascent’s conversion rights, and requires mandatory prepayment upon Subsequent Offerings, as defined by the PIPE Subscription Agreement. Conversion is subject to a beneficial ownership cap of 9.99%.

During the three months ended March 31, 2026, the Company repaid $0.2 million of principal on the Ascent PIPE Notes and Ascent converted an aggregate of $1.1 million of principal and accrued interest balance into 826,532 shares of the Company’s common stock. The shares of common stock issued had a fair value of $1.3 million at conversion.

The Company elected to apply the fair value option to account for the Ascent PIPE Notes and as such, no features of the Ascent PIPE Notes are bifurcated and separately accounted for. As of March 31, 2026, the loans payable had a fair value of $7.0 million and it was reclassified from non-current liabilities into Convertible notes and loans payable at fair value on the condensed consolidated balance sheets, as the loan is due within 12 months from the balance sheet date. As of December 31, 2025, the loans payable was fair valued at $7.9 million and was classified as long-term in the condensed consolidated balance sheets under Loans payable at fair value. As of March 31, 2026 and December 31, 2025, the Company had accrued interest of $0.5 million and $0.7 million on the loans payable.

Tasly Convertible Note - Related Party

In June 2023, the Company entered into a short-term loan agreement with a related party for borrowings of up to $1.6 million, the full amount of which had been drawn by February 2024.

The loans bear interest at a rate of 12% per annum and originally matured on December 31, 2023. The original maturity date was extended to March 31, 2024, subject to the parties’ decision to extend thereafter. Upon an event of default, the interest rate increases to 24% per annum until the payment date. The lender has the option to convert the entire outstanding balance and accrued but unpaid interest under the Tasly Convertible Note into either (i) senior unsecured promissory notes on substantially the same terms as the outstanding Senior Notes, or (ii) the Company’s common stock at a conversion price of $144.00 per share, as adjusted for the Reverse Stock Split.

The Company elected to apply the fair value option to account for the Tasly Convertible Note and as such, no features of the Tasly Convertible Note are bifurcated and separately accounted for. The fair value of the Tasly Convertible Note was $2.5 million and $2.3 million, as of March 31, 2026 and December 31, 2025. There was accrued interest of $0.9 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively, on the Tasly Convertible Note.

The intrinsic conversion value as of March 31, 2026 and December 31, 2025 was $0, because the note is in default as the maturity date has passed. The fair value of the Tasly Convertible Note is the face amount of the debt plus accrued interest which is recorded as a liability above the face amount of the debt and is recorded under convertible notes payable and promissory notes payable to related parties on the condensed consolidated balance sheets.

Convertible Promissory Note – Related Party

The Company now holds the convertible working capital promissory note which was previously held by Northview Acquisition Corporation with NorthView Sponsor I, LLC, the sponsor of NorthView (the “Sponsor”) for up to $2.5 million. The related party convertible promissory note is non-interest bearing and became convertible on the Closing Date. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $75.00 per warrant. The note also allows for the conversion of the outstanding principal balance to be repaid in shares of the Company’s common stock at a price of $166.50 per share at the election of the Sponsor, as adjusted for the Reverse Stock Split. On March 20, 2026, the related party convertible promissory note was amended to extend the maturity date from January 11, 2026 to December 31, 2026. The Company elected to apply the fair value option to account for the convertible promissory note and as such, no features of the convertible promissory note are bifurcated and separately accounted for. As of March 31, 2026 and December 31, 2025, the convertible promissory note fair value of $1.9 million was classified under convertible notes payable and promissory notes payable to related parties on the condensed consolidated balance sheets.

Junior Convertible Notes

The annual effective interest rate for the junior convertible notes was estimated between 12.61% to 12.15% per year for the three months ended March 31, 2025. The interest expense for the three months ended March 31, 2025 was $0.5 million. The junior convertible notes were converted into 37,356 shares of the Company’s common stock based on $19.6 million of principal and accrued interest as of the Closing Date, as adjusted for the Reverse Stock Split.

Senior Notes

As of March 31, 2026, the outstanding balance of Senior Notes is less than $0.1 million, all of which is with unrelated parties. The Company is currently in default; accordingly, the Company classified the entire outstanding amount under convertible notes payable and loans payable at fair value on the condensed consolidated balance sheets. As of March 31, 2025, $9.7 million of the $26.6 million of Senior Notes is outstanding with related parties. The annual effective interest rate of Senior Notes was estimated from 0% to 12.15% for the three months ended March 31, 2025. The annual effective interest rate on the Senior Notes for the three months ended March 31, 2026 was not meaningful due to the immaterial outstanding balance. The interest expense for the three months ended March 31, 2026 and 2025 was not material and $0.6 million, respectively.

Promissory Notes

The carrying value of the promissory notes as of March 31, 2026 and December 31, 2025 was $1.0 million representing past due amounts because the maturity dates of the promissory notes has passed. As of March 31, 2026 and December 31, 2025, outstanding balance of promissory notes due to related parties was $0.4 million, and are classified under convertible notes payable and promissory notes payable to related parties and the remainder is classified under promissory notes and other on the condensed consolidated balance sheets. Interest expense on the Company’s promissory notes was less than $0.1 million for three months ended March 31, 2026 and 2025.

Paycheck Protection Program (“PPP”)

The Company applied for forgiveness of the 2nd PPP Loan in December 2025 and was notified in February 2026 that the loan had been forgiven. The Company recognized a gain on the extinguishment of the 2nd PPP Loan of $1.4 million within Gain on extinguishment of PPP loan in the condensed consolidated statements of operations during the three months ended March 31, 2026. Interest expense on the PPP loan for the three months ended March 31, 2026 and 2025 was not material.

Director and Officer (D&O) Insurance Financing

During the three months ended March 31, 2026, the Company made aggregate payments of $0.2 million against the obligation and recognized approximately $0.3 million of insurance expense and an immaterial amount of interest expense. As of March 31, 2026 and December 31, 2025, the remaining financing obligation was $0.1 million and $0.3 million, respectively, which is recorded under promissory notes and other on the Company’s condensed consolidated balance sheets.

Minimum Future Payments for the Company’s Outstanding Borrowings

As of March 31, 2026, the contractual future minimum payments for the Company’s outstanding borrowing arrangements were as follows (in thousands):

	Remaining nine months of 2026	2027	Total
Tasly convertible note - related party	$2,532	$—	$2,532
Convertible promissory note - related party	1,870	—	1,870
Loans payable	—	6,977	6,977
Senior notes	43	—	43
Promissory notes	1,040	—	1,040
D&O financing	75	—	75
Total contractual obligations	$5,560	$6,977	$12,537

Note 6 — Commitments and Contingencies

Operating Lease Obligations

On January 27, 2026, the Company executed a 15 month lease agreement for its office and lab facilities for a total consideration of $0.3 million to be paid over the lease term. The incremental borrowing rate estimated at the lease commencement date was determined to be 11.45%. The lease terminates at the end of February 2027. Concurrently, the Company executed sublease agreements with sublessees for a six month period for a portion of the leased space.

For the three months ended March 31, 2026, operating lease expense and sublease income was $0.1 million and $0.1 million, respectively. Variable lease expense for the same period was not material. Sublease income was recorded in other income (expense) on the condensed consolidated statements of operations.

For the three months ended March 31, 2025, the Company recognized an aggregate of $0.2 million in lease expense for $0.1 million in short-term lease expense and variable lease costs respectively.

As of March 31, 2026, the operating lease right-of-use asset of $0.1 million was recognized within right-of-use asset on the Company’s condensed consolidated balance sheets. As of March 31, 2026, the operating lease liability of $0.2 million is recognized within accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

In December 2025, the Company received a Notice of Entry of Judgment in connection with litigation brought by a vendor with claims for breach of contract, which was ruled in favor of the vendor. As of March 31, 2026 and December 31, 2025, the Company had accrued approximately $0.1 million related to the matter.

In February 2026, the Company received a demand letter from counsel for a former employee for unpaid wages of approximately $0.2 million, including statutory penalties, and the amount has been accrued as of March 31, 2026 and December 31, 2025. The letter demands payment and states that litigation may be initiated if the matter is not resolved.

Mayo Clinic License Agreement

On February 11, 2026, the Company entered into a know-how license agreement (the “License Agreement”), with Mayo Foundation for Medical Education and Research (“Mayo”). Pursuant to the License Agreement, Mayo granted the Company an exclusive, worldwide license, with the right to sublicense, under certain patent rights that may arise during the term of the License Agreement, and a non-exclusive, worldwide license, with the right to sublicense, to certain know-how, in each case in the fields of continuous oxygen measurement and critical limb-threatening ischemia. Mayo retains certain customary reserved rights, including rights related to educational, research and clinical programs.

Under the License Agreement, beginning with the first commercial sale of a licensed product, the Company is required to pay Mayo earned royalties on net sales of licensed products. The applicable royalty rates vary based on the licensed field and the type of intellectual property coverage applicable to the licensed product. The Company is also obligated to make nonrefundable milestone payments to Mayo upon the first achievement of specified commercial, regulatory and clinical events for each licensed product and to pay Mayo a percentage of certain sublicense income received by the Company. As of March 31, 2026, no commercial sales, milestone events or sublicense income had occurred under the License Agreement, and no amounts were due to Mayo.

The License Agreement contains customary provisions regarding diligence, confidentiality, use of name, representations and warranties, disclaimers, indemnification, insurance, compliance with applicable laws and termination rights. Unless earlier terminated, the License Agreement expires upon the later of the expiration of the last-to-expire licensed foreground patent right or the fifteenth anniversary of the first commercial sale of the last launched licensed product. Upon expiration of the Company’s obligation to pay earned royalties, and subject to the Company’s compliance with its obligations, the Company will have a fully paid-up license.

Note 7 - Stockholders’ Deficit

Preferred Stock

There were no shares of preferred stock issued and outstanding at March 31, 2026 and December 31, 2025.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the preferred stockholders. As of March 31, 2026, no dividends have been declared to date.

The Company reserved shares of common stock, as adjusted for the recapitalization and for the Reverse Stock Split, on an as-converted basis, for future issuance as follows:

	March 31, 2026	December 31, 2025
Outstanding options under 2025 Plan	27,061	12,527
Issuance of options under the 2025 Plan	85,852	100,386
Outstanding common stock warrants	233,822	233,822
Issuance of earnout shares (1)	38,750	38,750
	385,485	385,485

(1)	These earnout shares exclude 12,916 shares allocated to Milestone III, as Milestone III expired as of December 31, 2025. Milestone III represents an operational milestone for the Company’s consummation of a joint venture, for which management has decided to not purse the joint venture.

Note 8 - Common Stock Warrants

As of March 31, 2026 and December 31, 2025, the Company had four classes of warrants totaling 17,536,750, consisting of 9,487,500 Public Warrants, 7,347,500 Private Placement Warrants, 569,250 Representative’s Warrants, and 132,500 HCW Warrants. Each warrant is exercisable into 1/75 of a share, but only whole shares of common stock can be issued.

	Exercise price	Expiration date	Number of shares underlying warrants
Public Warrants	$862.50	7/11/2030	126,500
Private Placement Warrants	$862.50	7/11/2030	97,966
Representative’s Warrants	$862.50	7/11/2030	7,590
HCW Warrants	$0.75	7/11/2030	1,766
			233,822

Note 9 — Stock Option Plan

In 2010, Legacy Profusa adopted the 2010 Equity Incentive Plan (the “2010 Plan”) under which 26,666 shares, as adjusted for the Reverse Stock Split, of the Company’s common stock have been initially reserved for issuance to employees, directors and consultants. In October 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), that will replace the 2010 Plan. All previously issued options under the 2010 Plan will be held under the new plan, with no additional impact to the option holders. As of March 31, 2026, the total authorized and issuable shares under the 2025 Plan available for grant was 85,852 shares, as adjusted for the Reverse Stock Split.

Activity under the Plan, as adjusted for the recapitalization and Reverse Stock Split is set forth below:

	Options Outstanding
Stock Option Activity	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2025	12,527	$231.81
Options granted	14,648	5.35
Options cancelled	(114)	505.27
Balances at March 31, 2026	27,061	$164.48

Stock-Based Compensation Expense by Function

The following table is a summary of stock compensation expense by function recognized for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$155	$2
Research and development	32	3
Total stock-based compensation	$187	$5

Increase in stock based compensation for the three months ended March 31, 2026 is due to incremental grants issued subsequent to March 31, 2025.

Note 10 — Related Party Transactions

The Company has funded its operations to date primarily through private sales of convertible preferred stock, convertible notes, loans payable and promissory notes. These investments have included various related parties. The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Nature of relationship	Description of investment or transaction	March 31, 2026	December 31, 2025
Tasly	Shareholder	Convertible note held at fair value(1)	$2,532	$2,290
NVAC Sponsor I, LLC	Shareholder	Convertible note held at fair value(1)	$1,870	$1,870
The founders	Shareholder	Promissory notes(1)	$405	$400
NVAC Sponsor I, LLC	Shareholder	Due to Related Party(2)	$41	$41

For the three months ended March 31, 2026 and 2025, related party interest expense was $5 thousand and $0.6 million, respectively.

(1)	See Note 5 for full disclosures on debt, including the convertible notes payable, loans payable and promissory notes.
(2)	As of March 31, 2026 and December 31, 2025, $41 thousand relating to an administrative service fee remains outstanding which originated from the net assets of the Northview balance sheet that was brought over at the time of the merger at fair value and has had no change.

Note 11 — Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. In periods of net loss, the two-class method requires that losses be allocated only to common shareholders. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted-average shares outstanding, as the inclusion of common stock equivalents would be antidilutive. The common stock equivalents consist of stock options, convertible notes and loans payable, warrants, and earn-out shares. Accordingly, for the periods presented in which the Company incurred a net loss, basic and diluted EPS are the same.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(3,456)	$(2,716)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	1,688,107	25,844
Net loss per share attributable to common stockholders - basic and diluted:	$(2.05)	$(105.09)

The following outstanding shares of potentially dilutive securities, as adjusted for the recapitalization were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Convertible preferred stock	—	82,377
Convertible notes payable	—	216,331
Related party convertible notes payable at fair value (1)	28,814	64
Loans payable - held at fair value (2)	15,461,496	—
Warrants	233,822	—
Options to purchase common stock	27,061	13,705
Earnout shares (3)	38,750	—
Total	15,789,943	312,477

(1)	Includes the assumed issuance of 17,583 shares of common stock for the conversion of Tasly Convertible Notes at $144.00 per share and assumed issuance of 11,231 shares of common stock for the conversion of the related party convertible promissory notes at $166.50 per share;
(2)	Includes the assumed issuance of 15,461,496 shares of common stock at the conversion price of $0.45 per share for the Ascent PIPE Notes, taking 95% of the lowest closing share price in the 10 trading days preceding March 31, 2026.
(3)	These earnout shares exclude 12,916 shares allocated to Milestone III, as Milestone III expired as of December 31, 2025.

Note 12 — Segments

The Company operates as one operating segment. The Company’s CODM is its Chief Executive Officer, Ben Hwang, who reviews financial information presented on a consolidated net loss basis as reported on the condensed consolidated statement of operations in order to make decisions about allocating resources and assessing performance for the entire Company. The CODM also utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM function approves key operating and strategic decisions. The CODM function views the Company’s operations and manages its business on a consolidated basis and as a single reportable operating segment.

The CODM function is regularly provided with the following significant segment expenses. Significant expenses include research and development and general and administrative expenses, which are each separately presented in the Company’s condensed consolidated statements of operations. The CODM reviews significant expenses within both the research and development and the general and administrative categories. Other segment items within net loss include interest expense, loss on change in fair value of convertible notes, gain on change in fair value of warrant liabilities, loss on disposal of digital assets, gain on extinguishment of PPP loan, financing costs and other income (expense). See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research personnel compensation costs, including stock-based compensation	$297	$338
Contract research organization and regulatory costs	635	—
Administrative personnel compensation costs, including stock-based compensation	699	335
Rent and office costs	127	200
Legal and accounting costs	1,220	539
Other expenses (1)	1,028	12
Total segment expenses	4,006	1,424
Loss from operations	(4,006)	(1,424)
Other income (expense):
Loss on change in the fair value of convertible notes	(797)	(61)
Gain on change in fair value of warrant liabilities	258	—
Loss on disposal of digital assets	(295)	—
Interest expense (including related parties amounts of $5 and $609 for the three months ended March 31, 2026 and 2025, respectively)	(18)	(1,230)
Gain on extinguishment of PPP loan	1,391	—
Financing costs	(60)	—
Other income (expense)	71	(1)
Total other income (expense), net	550	(1,292)
Net loss	$(3,456)	$(2,716)

(1)	Other expenses includes public relations costs, insurance costs, third party professional services and consulting costs and small balances of research materials and supplies.

The Company has no significant long-lived assets recognized on the condensed consolidated balance sheets. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Note 13 — Subsequent Events

The Company has evaluated its subsequent events as of March 31, 2026, through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

During the months April and May 2026, the Company issued 360,000 shares of the Company’s common stock in exchange for $0.4 million under the ELOC Purchase Agreement; the Company issued 1,870,245 shares of the Company’s common stock for settlement of $0.8 million of principal and interest on the Company’s loans payable.

Related Party Convertible Promissory Note Amendments

On April 6, 2026, the Company amended the related party convertible promissory note to update the conversion price to $0.76 per share and concurrently approved the conversion of the entire outstanding principal balance of $1.9 million into 2,460,257 shares of its common stock to the holders.

On April 24, 2026, the Company entered into a Note Modification and Conversion Agreement with NorthView Sponsor I LLC, amending that certain Promissory Note to establish an outstanding non-interest-bearing principal balance of $1.9 million, extend the maturity date to December 31, 2026, and provide the holder with the option to convert the outstanding principal into shares of the Company’s common stock. Subsequently, on April 29, 2026, the Company entered into Amendment No. 1 to the Note Modification and Conversion Agreement, adding a covenant that restricts the issuance of conversion shares in excess of 19.99% of the issued and outstanding common stock unless and until prior stockholder approval is obtained.

PIPE Notes and Warrants

On April 2, 2026, the Company entered into Amendment No. 4 to our PIPE Subscription Agreement and related Pledge Agreement with Ascent (“Amendment No. 4”). Under Amendment No. 4, the Company may request additional funding with an aggregate principal amount of up to $12.2 million, subject to the terms and conditions of the amended agreements.

Amendment No. 4 also modified certain terms of the related Pledge Agreement, including revising the release condition to provide that the applicable release condition will be satisfied upon payment in full, whether in cash or through conversion, of an aggregate principal amount of $1.7 million of notes issued in the additional closings expected to occur on or shortly after April 2, 2026. In addition, the Company has agreed with Ascent that any mandatory prepayment amounts received under the notes will first be applied to obligations related to such additional notes and thereafter to certain previously issued secured convertible promissory notes.

In connection with the additional closings on April 2, 2026 and April 20, 2026, the Company issued Ascent PIPE Notes with an aggregate principal amount of $0.6 million and $1.1 million, respectively, and a warrant to purchase 3,333,333 shares of our common stock (“Ascent Warrant”) at an initial exercise price of $0.50 per share is exercisable on a cash or cashless basis through April 20, 2031, and is subject to a 9.99% beneficial ownership limitation and customary anti-dilution adjustments. The notes mature on April 2, 2027 and April 20, 2027, respectively, and each bear interest at 12% per annum and is convertible into shares of our common stock, subject to the terms of the notes. The Ascent Warrant contains customary terms and provisions for instruments of this nature.

In connection with the Ascent Warrant issuance, the Company entered into a side letter agreement with Ascent pursuant to which Ascent waived certain defaults under the Purchase Agreement, the number of shares issuable upon exercise of the Ascent Warrant was increased to 3,333,333 shares, and the Company agreed to provide Ascent with demand and piggyback registration rights with respect to the underlying shares.

In connection with the Ascent Warrant issuance, Ascent also entered into a lock-up agreement with the Company, dated as of April 20, 2026, pursuant to which Ascent agreed not to transfer shares underlying the Ascent Warrant for 120 days (expiring August 22, 2026), subject to customary exceptions. Any permitted transferee is required to execute a lock-up agreement on substantially similar terms.

On April 29, 2026, the Company and Ascent Partners Fund LLC entered into an amendment for the Ascent Warrant, which eliminated the provisions relating to the automatic conversion or assumption of the Ascent Warrant in connection with fundamental transactions.

Asset Purchase Agreement

On April 1, 2026, the Company entered into a Letter of Intent (“LOI”) with Bio Insights LLC for the proposed acquisition of Bio Insight LLC’s PanOmics Assay. On April 21, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bio Insights LLC (“Seller”), pursuant to which the Company agreed to acquire substantially all of the know-how assets related to Seller’s PanOmics Assay, an integrated NGS multi-omics analysis platform used in drug discovery and precision medicine (the “Purchased Assets”). The Purchased Assets include proprietary methodologies, data, processes, algorithms, software, databases, and related goodwill, but exclude patent rights and biological samples (which remain with Seller, subject to an exclusive sample access license granted to the Company).

The aggregate purchase price is $30,000,000, payable through issuance of Series A Convertible Preferred Stock (the “Preferred Stock”), convertible into common stock one year following issuance based on the closing trading price of the Company’s common stock on the date preceding closing. Issuance of the Preferred Stock and underlying conversion shares (collectively, the “Securities”) is subject to stockholder approval as required by Nasdaq Listing Rules 5635(a) and 5635(d). The Securities are subject to a five-year lock-up, with one-fourth released annually beginning on the first anniversary of issuance. Seller is also entitled to receive a royalty equal to 3% of net revenue from commercialization of the PanOmics Assay.

The Asset Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions, including a five-year non-compete, 24-month transition assistance, and a voting agreement. The closing is subject to customary conditions, and either party may terminate if the closing has not occurred on or before September 30, 2026.

Nasdaq Letters

On April 28, 2026, Nasdaq notified the Company that it had not regained compliance with Nasdaq Listing Rule 5450(b)(1)(C), which requires the Company to maintain a minimum market value of publicly held shares of $15.0 million for continued listing on The Nasdaq Global Market (the “MVPHS Requirement”), by the applicable compliance deadline of April 27, 2026. Nasdaq further notified the Company that the failure to regain compliance with the MVPHS Requirement serves as an additional basis for delisting the Company’s securities from Nasdaq and that the Nasdaq Hearings Panel will consider this additional deficiency in connection with its determination regarding the Company’s continued listing on The Nasdaq Global Market. The Company intends to present its views with respect to this additional deficiency to the Nasdaq Hearings Panel within the required timeframe. There can be no assurance that the Nasdaq Hearings Panel will grant the Company’s request for continued listing, that the Company will regain compliance with the MVPHS Requirement within any extension period that may be granted, or that the Company will otherwise maintain compliance with Nasdaq’s continued listing standards.

On May 6, 2026, Nasdaq notified the Company that the Nasdaq Hearings Panel had granted the Company’s request for continued listing on Nasdaq, subject to certain conditions. The Nasdaq Hearings Panel granted the Company an exception to cure its listing deficiencies, including noncompliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5550(b)(2), which requires a minimum market value of listed securities for continued listing on The Nasdaq Capital Market. As a condition to the exception, the Company is required to: (i) on or before May 11, 2026, file an application with Nasdaq’s Listing Qualifications Staff to transfer its listing to The Nasdaq Capital Market; (ii) on or before June 5, 2026, obtain stockholder approval for a reverse stock split and advise the Nasdaq Hearings Panel within 24 hours if such approval is not obtained; (iii) on or before July 6, 2026, demonstrate compliance with the minimum bid price requirement; and (iv) on or before July 6, 2026, demonstrate compliance with Nasdaq’s stockholders’ equity requirement by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the equity requirement, and by providing an indication of its equity following such transactions. The Nasdaq Hearings Panel also required the Company to provide prompt notification of any significant events that occur during the exception period that may affect the Company’s compliance with Nasdaq requirements. The Nasdaq Hearings Panel reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that, in its opinion, would make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. There can be no assurance that the Company will timely satisfy the conditions of the exception, regain compliance with Nasdaq’s continued listing standards, maintain compliance with Nasdaq’s continued listing standards thereafter, or otherwise maintain the listing of its securities on Nasdaq.

On May 13, 2026, the Company received notice that it will be transferred to The Capital Market as of May 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Business Overview

We are a clinical-stage digital health and medical technology company focused on developing biosensing solutions to improve health outcome for patients in a variety of different diseases and conditions. Our first product is Lumee Oxygen, which enables physicians to ascertain the extent of perfusion, or passage of blood through the circulatory system to an organ or tissue, in patients with Critical Limb Ischemia (“CLI”) both during and after endovascular revascularization procedures. Lumee Oxygen received regulatory approval in Europe through the attainment of a CE mark which subsequently lapses in 2020. The Company is working to obtain a renewed CE Mark for commercialization in Europe. In addition, prior to commercialization in the U.S., Lumee Oxygen must obtain FDA clearance or approval.

The latest version of Lumee Oxygen is called Wireless Lumee Oxygen System. It has multiple components, one of which is a microsensor that is injected into the tissue of the patient using a hypodermic needle. The sensor is designed so it does not need to be removed as it overcomes the foreign body response that usually inhibits the ability of permanent implants to function. The sensor contains no electronics, utilizing luminescence to send a light signal to a reader that is placed over the incision site, which in turn can send a signal to an app on a smartphone. We are in clinical trials for Lumee Glucose, our sensing solution being developed for use in continuous glucose monitoring (“CGM”). This system targets diabetics and pre-diabetics to allow them realtime access to their glucose data, at a price point that our management thinks is comparable or lower to existing systems.

In 2024, we started to sell our oxygen sensor for research use only applications, namely animal models and in vitro testing. Management is targeting the European market (those jurisdictions that accept CE mark) for early launch for both Lumee Oxygen and Lumee Glucose. Lumee Oxygen’s launch in Europe occurred in 2023 and Lumee Glucose launch is expected to occur in 2026, subject to regulatory approval. We have access to key opinion leaders (“KOLs”) in both Europe and the United States, who deal with peripheral arterial disease (“PAD”) and CLI.

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

Regarding Lumee Glucose, if and when we obtain marketing authorization, we plan to embark on a dual strategy of both direct to hospital sales, for our professional-use and personal-use CGM product, and direct to pharmacy sales for our personal use product only, thereby maximizing flexibility for the consumer. By aiming for coverage under a user’s pharmacy benefit, we believe we can diversify our user base, while accounting for any risk related to unlikely delay of attainment of a category I CPT code for sensor insertion. We feel a difference between other insertable or implantable CGMs and Lumee Glucose, is that the latter can be simply inserted with a hypodermic needle and does not require a surgical implantation, similar to how pharmacists use these needles to administer flu shots and other vaccines. At the same time, physicians can still leverage existing CPT codes related to interpretation of CGM data and we have, in parallel, initiated steps for CPT codes related to our sensor insertion. We will target both public and private payors for coverage.

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

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. As of March 31, 2026, the Company may be required to seek additional equity or debt financing to commercialize its products. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of, or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and results of operations.

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

Nasdaq Continued Listing and Reverse Stock Split

As previously disclosed, on September 11, 2025, we received written notice from the staff at Nasdaq (the “Staff”) stating that we were not in compliance with the Minimum Bid Price Requirement and the MVLS Requirement. The Staff provided us an initial compliance period of 180 calendar days, or until March 10, 2026, to regain compliance with each of the Minimum Bid Price Requirement and the MVLS Requirement.

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

On March 11, 2026, we were notified by Nasdaq of our continued non-compliance with both the Minimum Bid Price Requirement and the MVLS Requirement by the March 10, 2026 deadline, and that our securities were therefore subject to delisting from The Nasdaq Global Market on both grounds. We appealed the delisting determination, and attended the hearing before the Nasdaq Hearings Panel on April 21, 2026.

On April 28, 2026, Nasdaq notified us that we had not regained compliance with Nasdaq Listing Rule 5450(b)(1)(C), which requires us to maintain a minimum market value of publicly held shares of $15.0 million for continued listing on The Nasdaq Global Market (the “MVPHS Requirement”), by the applicable compliance deadline of April 27, 2026. Nasdaq further notified us that the failure to regain compliance with the MVPHS Requirement serves as an additional basis for delisting our securities from Nasdaq and that the Nasdaq Hearings Panel will consider this additional deficiency in connection with its determination regarding the our continued listing on The Nasdaq Global Market. We intend to present our views with respect to this additional deficiency to the Nasdaq Hearings Panel within the required timeframe. There can be no assurance that the Nasdaq Hearings Panel will grant our request for continued listing, that the we will regain compliance with the MVPHS Requirement within any extension period that may be granted, or that we will otherwise maintain compliance with Nasdaq’s continued listing standards.

On May 6, 2026, Nasdaq notified us that the Nasdaq Hearings Panel had granted our request for continued listing on Nasdaq, subject to certain conditions. The Nasdaq Hearings Panel granted us an exception to cure our listing deficiencies, including noncompliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5550(b)(2), which requires a minimum market value of listed securities for continued listing on The Nasdaq Capital Market. As a condition to the exception, we are required to: (i) on or before May 11, 2026, file an application with Nasdaq’s Listing Qualifications Staff to transfer our listing to The Nasdaq Capital Market; (ii) on or before June 5, 2026, obtain stockholder approval for a reverse stock split and advise the Nasdaq Hearings Panel within 24 hours if such approval is not obtained; (iii) on or before July 6, 2026, demonstrate compliance with the minimum bid price requirement; and (iv) on or before July 6, 2026, demonstrate compliance with Nasdaq’s stockholders’ equity requirement by filing a timely public disclosure describing the transactions undertaken by us to achieve compliance and demonstrate long-term compliance with the equity requirement, and by providing an indication of our equity following such transactions. The Nasdaq Hearings Panel also required us to provide prompt notification of any significant events that occur during the exception period that may affect our compliance with Nasdaq requirements. The Nasdaq Hearings Panel reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that, in its opinion, would make continued listing of our securities on Nasdaq inadvisable or unwarranted. There can be no assurance that we will timely satisfy the conditions of the exception, regain compliance with Nasdaq’s continued listing standards, maintain compliance with Nasdaq’s continued listing standards thereafter, or otherwise maintain the listing of our securities on Nasdaq. On May 13, 2026, we received notice that we will be transferred to The Capital Market as of May 15, 2026.

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

Paycheck Protection Program (“PPP”) Loan Forgiveness

We applied for loan forgiveness for the remaining PPP loan in December 2025. On February 11, 2026, we received approval for forgiveness from the Small Business Administration for the full $1.4 million principal loan balance. We recognized a gain on the extinguishment of the PPP Loan of $1.4 million within Gain on extinguishment of PPP loan during the three months ended March 31, 2026.

Sale of Digital Assets

On March 11, 2026, we made the determination to terminate our Bitcoin treasury reserve strategy in light of current market conditions and our capital allocation priorities. During the three months ended March 31, 2026, we sold 16.51 Bitcoins for an aggregate amount of $1.2 million, resulting in realized losses of $0.3 million.

Amendments on Related-party Convertible Promissory Note

On March 20, 2026, we entered into an amendment for our related-party promissory note to extend the maturity date from January 11, 2026 to December 31, 2026. On April 6, 2026, we amended the note to update the conversion price to $0.76 per share and concurrently approved the conversion of the entire outstanding principal balance of $1.9 million into 2,460,257 shares of our common stock to the holders.

On April 24, 2026, the Company entered into a Note Modification and Conversion Agreement with NorthView Sponsor I LLC, amending that certain Promissory Note to establish an outstanding non-interest-bearing principal balance of $1.9 million, extend the maturity date to December 31, 2026, and provide the holder with the option to convert the outstanding principal into shares of the Company’s common stock. Subsequently, on April 29, 2026, the Company entered into Amendment No. 1 to the Note Modification and Conversion Agreement, adding a covenant that restricts the issuance of conversion shares in excess of 19.99% of the issued and outstanding common stock unless and until prior stockholder approval is obtained.

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

In connection with the additional closings on April 2, 2026 and April 20, 2026, we issued Ascent PIPE Notes with an aggregate principal amount of $0.6 million and $1.1 million, respectively, and a warrant to purchase 3,333,333 shares of our common stock at an initial exercise price of $0.50 per share (the “Warrant”) that is exercisable on a cash or cashless basis through April 20, 2031, and is subject to a 9.99% beneficial ownership limitation and customary anti-dilution adjustments. The notes mature on April 2, 2027 and April 20, 2027, respectively, and each bear interest at 12% per annum and is convertible into shares of our common stock, subject to the terms of the notes. The warrant contains customary terms and provisions for instruments of this nature.

In connection with the Warrant issuance, the Company entered into a side letter agreement with Ascent pursuant to which Ascent waived certain defaults under the Purchase Agreement, the number of shares issuable upon exercise of the Warrant was increased to 3,333,333 shares, and the Company agreed to provide Ascent with demand and piggyback registration rights with respect to the underlying shares.

In connection with the Warrant issuance, Ascent also entered into a lock-up agreement with the Company, dated as of April 20, 2026, pursuant to which Ascent agreed not to transfer shares underlying the Warrant for 120 days (expiring August 22, 2026), subject to customary exceptions. Any permitted transferee is required to execute a lock-up agreement on substantially similar terms.

On April 29, 2026, the Company and Ascent Partners Fund LLC entered into an amendment to an existing Warrant to Purchase Shares of common stock, which eliminated the provisions relating to the automatic conversion or assumption of the warrant in connection with Fundamental Transactions.

Subsequent to March 31, 2026 and through the date of filing, we issued 360,000 shares of our common stock in exchange for $0.4 million under the ELOC Purchase Agreement and issued 1,870,245 shares of our common stock for the settlement of $0.8 million of principal and interest on the Ascent PIPE Notes.

Asset Acquisition

On April 1, 2026, we entered into a Letter of Intent (“LOI”) with Bio Insights LLC for the proposed acquisition of Bio Insight LLC’s PanOmics Assay. On April 21, 2026, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bio Insights LLC (“Seller”), pursuant to which we agreed to acquire substantially all of the know-how assets related to Seller’s PanOmics Assay, an integrated NGS multi-omics analysis platform used in drug discovery and precision medicine (the “Purchased Assets”). The Purchased Assets include proprietary methodologies, data, processes, algorithms, software, databases, and related goodwill, but exclude patent rights and biological samples (which remain with Seller, subject to an exclusive sample access license granted to the Company).

The aggregate purchase price is $30.0 million payable through the issuance of Series A Convertible Preferred Stock (the “Preferred Stock”), convertible into common stock one year following issuance based on the closing trading price of the Company’s common stock on the date preceding closing. Issuance of the Preferred Stock and underlying conversion shares (collectively, the “Securities”) is subject to stockholder approval as required by Nasdaq Listing Rules 5635(a) and 5635(d). The Securities are subject to a five-year lock-up, with one-fourth released annually beginning on the first anniversary of issuance. Seller is also entitled to receive a royalty equal to 3% of net revenue from commercialization of the PanOmics Assay.

The Asset Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions, including a five-year non-compete, 24-month transition assistance, and a voting agreement. The closing is subject to customary conditions, and either party may terminate if the closing has not occurred on or before September 30, 2026.

Principles of Accounting and Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and pursuant to applicable rules and regulations of the SEC and include all adjustments necessary for the fair presentation of our financial position as of March 31, 2026 and 2025 and the results of operations and cash flows for the periods then ended. The accompanying condensed consolidated financial statements include the accounts of Profusa Inc. and its wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”). All intercompany balances and transactions have been eliminated in consolidation.

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

Loss on Change in the Fair Value of Convertible Notes

We elected to apply the fair value option to account for (i) the convertible notes issued between June 2023 and March 2024 (the “Tasly Convertible Note”), (ii) the Ascent PIPE Notes issued during the year ended December 31, 2025 and (iii) the Northview Sponsor working capital promissory note. Loss on change in the fair value of convertible notes comprise of the change in fair value of the Company’s convertible notes and its related accrued interest on the convertible notes. These abovementioned notes were recorded at fair value at inception and are subject to remeasurement to fair value at each balance sheet date, with the change in fair value reflected in our condensed consolidated statements of operations.

Gain on Change in Fair Value of Warrant Liabilities

The change in fair value of our private and representatives warrant liabilities that we acquired as a result of our Business Combination is reflected in this financial statement line item.

Loss on Disposal of Digital Assets

The change in fair value of Bitcoins that we held during the respective periods is reflected in this financial statement line item.

Interest Expense

Interest expense consists primarily of the interest on our senior notes, promissory notes, and PPP Loans.

Gain on Extinguishment of PPP Loan

The gain on the extinguishment of our PPP loan is reflected in this financial statement line item.

Financing Costs

Financing costs consists of costs in relation to the issuance of shares under the ELOC Purchase Agreement.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned from our operating cash account and a short-term sublease of a portion of our facilities.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$1,146	$434	$712	164%
General and administrative	2,860	990	1,870	189%
Total operating expenses	4,006	1,424	2,582	181%
Loss from operations	(4,006)	(1,424)	(2,582)	181%

Other income (expenses)
Loss on change in the fair value of convertible notes	(797)	(156)	(641)	411%
Gain on change in fair value of warrant liabilities	258	—	258	100%
Loss on disposal of digital assets	(295)	—	(295)	100%
Interest expense (including related parties amounts of $5 and $609 for the three months ended March 31, 2026 and 2025, respectively)	(18)	(1,135)	1,117	(98)%
Gain on extinguishment of PPP loan	1,391	—	1,391	100%
Financing costs	(60)	—	(60)	100%
Other income (expense)	71	(1)	72	(7200)%
Total other income (expense), net	550	(1,292)	1,842	(143)%
Net loss	$(3,456)	$(2,716)	$(740)	27%

Research and Development – Research and development expenses increased by $0.7 million, or 164%, to $1.1 million during the three months ended March 31, 2026 from $0.4 million during the three months ended March 31, 2025. The increase was driven primarily by the increase in regulatory and contract research organization (“CRO”) costs of $0.6 million and third-party consultant services of $0.1 million, respectively, which is in line with our focus on research and development to complete device functionality and reach the point of commercialization in the near future.

General and Administrative – General and administrative expenses increased by $1.9 million, or 189%, to $2.9 million during the three months ended March 31, 2026 from $1.0 million during the three months ended March 31, 2025. The increase was driven primarily by an increase in legal, accounting and other third party professional services of $1.1 million, personnel costs of $0.4 million, and an increase to insurance fees of $0.3 million.

Loss on Change in the Fair Value of Convertible Notes – Loss on change in the fair value of convertible notes increased by $0.6 million, or 411%, to $0.8 million during the three months ended March 31, 2026 from a loss of $0.2 million during the three months ended March 31, 2025. The loss recognized during the three months ended March 31, 2026 was driven by the losses on the remeasurement of the Ascent PIPE Notes of approximately $0.6 million. During the three months ended March 31, 2025, the entirety of the loss on change in the fair value of convertible notes was due to the remeasurement of the Tasly Convertible Note.

Gain on Change in Fair Value of Warrant Liabilities – Gain on change in the fair value of warrant liabilities was $0.3 million during the three months ended March 31, 2026 due to the decline in our stock price during the same period. We acquired the warrant liabilities as a result of the Business Combination and therefore the change in fair value of warrant liabilities is only reflected in the three months ended March 31, 2026.

Loss on Disposal of Digital Assets – Loss on disposal of digital assets was $0.3 million during the three months ended March 31, 2026. We did not have any Bitcoin during the three months ended March 31, 2025.

Interest Expense – Interest expense decreased by $1.1 million, or 98%, to $18 thousand during the three months ended March 31, 2026, from $1.1 million during the three months ended March 31, 2025. The decrease was primarily due to the conversion of the entirety of our junior convertible debt and a significant portion of our senior notes at the closing of our Business Combination.

Gain on extinguishment of PPP loan – Gain on extinguishment of PPP loan increased by $1.4 million, or 100%, due to the forgiveness of our PPP loan of $1.4 million in the three months ended March 31, 2026.

Financing Costs – Increased by $0.1 million in relation to the issuance of shares under the ELOC Purchase Agreement during the three months ended March 31, 2026.

Other Income (Expense) – Other income (expense) increased by $72 thousand during the three months ended March 31, 2026 primarily due to sublease income recognized in the period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred recurring annual losses from operations, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $3.5 million and $2.7 million, respectively. During the three months ended March 31, 2026 and 2025, we have used $2.6 million and $0.5 million, respectively, of cash in our operating activities. We have $12.5 million of notes, loans payable and interest due within twelve months from March 31, 2026.

We have been able to finance our operations primarily with the proceeds from the issuance of equity and debt instruments. For the three months ended March 31, 2026, we obtained net cash from financing activities of $28.0 thousand, compared to $0.4 million for the same period during 2025. We held cash of $0.4 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. Conditions exist that raise substantial doubt about our ability to continue as a going concern within one year from the date the condensed consolidated financial statements as of and for the three months ended March 31, 2026 are issued.

Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ deficit and future access to capital.

It is our expectation to continue to make substantial investments in building our European and United States commercial infrastructure and enhancing existing products and developing new ones. Furthermore, we aim to continue discussions with potential partners in Asia.

We expect that we will require additional financing to fund our operations and planned growth. We may seek to raise any additional capital through equity offerings or debt financings, additional credit or loan facilities or a combination of one or more of these funding sources. In the scenario that we are unable to acquire sufficient financing or financing on terms satisfactory to our management or Board of Directors, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. For the current period and for twelve months following the issuance of these financial statements, our risk of going concern has been mitigated but not fully alleviated by the issuance of additional Ascent PIPE Notes with an aggregate principal amount of $1.7 million subsequent to the balance sheet date, remaining borrowing capacity on the PIPE Subscription Agreement and remaining funds available under the ELOC. As of and for the three months ended March 31, 2026, there continue to be factors which raise substantial doubt about our ability to continue as a going concern.

Long-Term Liquidity Requirements

We expect our cash on hand, remaining borrowing capacity from the PIPE Investment, proceeds from the ELOC and Ascent PIPE Notes will provide sufficient funding to support initial commercial operations. Until we generate sufficient operating cash flow to cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets are currently experiencing, and may continue to experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods have been funding our research and development activities, legal and bank transaction fees, and other personnel cost. Near-term capital requirements through March 31, 2027 leading to and supporting initial commercialization are estimated to total approximately $15.9 million and include further research and development to enable us to obtain the required regulatory approvals, manufacturing, commercialization and wide-scale marketing for our Lumee Oxygen and Lumee Glucose devices. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. For any periods after the twelve months subsequent to the filing of these financial statements as of March 31, 2026, we may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our production investments, the pace of our production ramp-up, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(2,576)	$(537)	$(2,039)
Investing activities	1,145	—	1,145
Financing activities	28	365	(337)
Net decrease in cash	$(1,403)	$(172)	$(1,231)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 of $2.6 million was primarily driven by our net loss of $3.5 million, adjusted for non-cash charges of $0.4 million and net cash inflows of $1.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash gain on extinguishment of our PPP loan of $(1.4) million, loss on fair value of convertible notes of $0.8 million, stock-based compensation of $0.2 million, the loss on the disposal of digital assets of $0.3 million, offset by the gain on fair value of warrant liabilities of $(0.3) million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $1.0 million and a decrease in prepaid expenses and other current assets of $0.3 million.

Investing Activities

Cash provided by investing activities was $1.1 million for the three months ended March 31, 2026 due to the sale of our Bitcoins. We did not have any investing activities in the three months ended March 31, 2025.

Financing Activities

Cash provided by financing activities was not material for the three months ended March 31, 2026, which consisted primarily of proceeds from the issuance of ELOC of $0.5 million, offset by the repayment of borrowings of $(0.4) million.

Cash provided by financing activities was $0.4 million for the three months ended March 31, 2025, which consisted primarily of proceeds from the issuance of senior notes of $0.8 million, offset by payment of deferred offering costs of $(0.4) million.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2026, and the years in which these obligations are due (in thousands):

	Remaining nine months of 2026	2027	Total
Tasly convertible note - related party	$2,532	$—	$2,532
Convertible promissory note - related party	1,870	—	1,870
Loans payable	—	6,977	6,977
Senior notes	43	—	43
Promissory notes	1,040	—	1,040
D&O financing	75	—	75
Total contractual obligations	$5,560	$6,977	$12,537

Critical Accounting Estimates

The accounting policies that we consider to be our most critical, that require our most subjective or complex judgments, are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026. There have been no material changes to our critical accounting policies and significant estimates in the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. As of March 31, 2026, these material weaknesses have not been remediated.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on that evaluation, our Certifying Officers have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below:

(i) segregation of duties in the financial statement close process,

(ii) lack of review controls and expertise to ensure accurate valuations and accounting of financial instruments, and

(iii) lack of technical accounting expertise and internal controls to ensure accurate preparation of its financial statements in accordance with GAAP including complex debt and equity instruments.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting, other than as described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously discussed in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-41177) filed with the SEC on April 15, 2026 and in the section titled “Risk Factors” in the Company’s Registration Statement on Form S-1 (File No. 333-295364) effective as of May 4, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of April 21, 2026, by and between Profusa Inc. and Bio Insights LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 27, 2026).
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 5, 2026).
10.1	Amendment No. 4, dated as of April 2, 2026, to the Securities Purchase Agreement, dated as of February 11, 2025, and the Pledge Agreement, dated as of July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2026).
10.2#	Know-How License Agreement between Mayo Foundation for Medical Education and Research and the Company, dated as of February 11, 2026 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on February 13, 2026).
10.3	Amended and Restated Promissory Note, issued by the Company on May 31, 2024 to NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.26 to the Annual Report filed on April 15, 2026)
10.4	Amendment, dated March 20, 2026, to Amended and Restated Promissory Note, issued by the Company on May 31, 2024 to NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2026).
10.5	Senior Secured Convertible Promissory Note, dated April 2, 2026, issued to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2026).
10.6	Note Modification and Conversion Agreement, dated as of April 24, 2026, by and between Profusa, Inc. and NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2026).
10.7	Amendment No. 1 to Note Modification and Conversion Agreement, dated as of April 29, 2026, by and between Profusa, Inc. and NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2026).
10.8	Amendment to Warrant to Purchase Shares of Common Stock, dated April 29, 2026, issued by Profusa, Inc. to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 29, 2026).
10.9	Senior Secured Convertible Promissory Note, dated April 20, 2026, issued by the Company to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2026).
10.10	Warrant to Purchase Shares of Common Stock, dated April 20, 2026, issued by the Company to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 24, 2026).
10.11	Side Letter Agreement, dated April 20, 2026, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 24, 2026).
10.12	Lock-Up Agreement dated as of April 20, 2026, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 24, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
#	Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUSA, INC.

Date: May 15, 2026	By:	/s/ Ben Hwang
	Name:	Ben Hwang
	Title:	Chief Executive Officer

Date: May 15, 2026	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer