Form 10-Q
period 2026-06-30
Profusa, Inc.
filed 2026-08-19
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 18, 2026, there were 605,647 shares of common stock, $0.0001 par value outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

SIGNATURES		49

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash	$719	$1,778
Prepaid expenses and other current assets	122	541
Digital assets	—	1,445
Total current assets	841	3,764
Property and equipment, net	84	8
Other non-current assets	47	3
Right-of-use asset	70	—
Total assets	$1,042	$3,775
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,855	$7,345
Excise tax payable	44	1,953
Accrued expenses and other current liabilities	6,223	5,981
Due to related party	41	41
Convertible senior notes and loans payable at fair value	8,207	42
Promissory notes and other	644	946
Convertible and promissory notes payable to related parties	5,153	4,560
PPP loan	—	1,390
Total current liabilities	28,167	22,258
Warrant liabilities at fair value	2	298
Convertible loans payable at fair value	—	7,877
Total liabilities	28,169	30,433
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Undesignated preferred stock: $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value – 600,000,000 authorized shares at June 30, 2026 and December 31, 2025; 132,308 and 12,320 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	145,865	134,123
Accumulated deficit	(172,992)	(160,781)
Total stockholders’ deficit	(27,127)	(26,658)
Total liabilities and stockholders’ deficit	$1,042	$3,775

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$823	$393	$1,969	$827
General and administrative	1,722	610	4,582	1,600
Total operating expenses	2,545	1,003	6,551	2,427
Loss from operations	(2,545)	(1,003)	(6,551)	(2,427)
Other income (expenses)
Loss on change in the fair value of convertible notes	(4,251)	(153)	(5,048)	(309)
Gain on change in fair value of warrant liabilities	418	—	676	—
Loss on disposal of digital assets	—	—	(295)	—
Interest expense (including related parties amounts of $5 and $533 for the three months ended June 30, 2026 and 2025, and $10 and $1,142 for the six months ended June 30, 2026 and 2025, respectively)	(21)	(1,193)	(39)	(2,328)
Gain on extinguishment of PPP loan	—	—	1,391	—
Financing costs	(2,410)	—	(2,470)	—
Other income	54	1	125	—
Total other expense, net	(6,210)	(1,345)	(5,660)	(2,637)
Net loss	$(8,755)	$(2,348)	$(12,211)	$(5,064)

Net loss per share, basic and diluted	$(151.80)	$(9,100.78)	$(326.74)	$(19,627.91)
Weighted-average common shares outstanding, basic and diluted	57,676	258	37,372	258

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C/C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	—	$—	—	$—	—	$—	12,320	$—	$134,123	$(160,781)	$(26,658)
Issuance of shares in connection with exercise of ELOC	—	—	—	—	—	—	3,214	—	469	—	469
Issuance of shares in connection with the conversion of the PIPE note	—	—	—	—	—	—	8,266	—	1,260	—	1,260
Stock-based compensation expense	—	—	—	—	—	—	—	—	187	—	187
Net loss	—	—	—	—	—	—	—	—	—	(3,456)	(3,456)
Balance at March 31, 2026	—	$—	—	$—	—	$—	23,800	$—	$136,039	$(164,237)	$(28,198)
Issuance of shares in connection with exercise of ELOC	—	—	—	—	—	—	89,806	—	2,471	—	2,471
Issuance of shares in connection with the conversion of the PIPE note	—	—	—	—	—	—	18,702	—	3,460	—	3,460
Issuance of warrants in connection with PIPE notes	—	—	—	—	—	—	—	—	1,798	—	1,798
Reversal of excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	—	1,909	—	1,909
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	188
Net loss	—	—	—	—	—	—	—	—	—	(8,755)	(8,755)
Balance at June 30, 2026	—	$—	—	$—	—	$—	132,308	$—	$145,865	$(172,992)	$(27,127)

Balance at January 1, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	258	$—	$5,753	$(124,958)	$(119,205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Balance at March 31, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	258	$—	$5,758	$(127,674)	$(121,916)
Stock-based compensation expense	—	—	—	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	—	—	—	(2,348)	(2,348)
Balance at June 30, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	258	$—	$5,840	$(130,022)	$(124,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,211)	$(5,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense	33	2,328
Gain on extinguishment of PPP loan	(1,391)	—
Loss on change in fair value of convertible notes	5,048	309
Depreciation expense	2	—
Stock-based compensation expense	375	82
Gain on change in fair value of warrant liabilities	(676)	—
Non-cash warrant issuance expense	2,178	—
Loss on disposal of digital assets	295	—
Loss on settlement of forward share issuance contract	82	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	419	(140)
Other non-current assets	(50)	1
Accounts payable	510	1,027
Accrued expenses and other current liabilities	178	331
Net cash used in operating activities	(5,208)	(1,126)

Cash flows from investing activities
Sale of digital assets	1,150	—
Purchase of property, plant and equipment	(78)	—
Net cash provided by investing activities	1,072	—

Cash flows from financing activities
Proceeds from issuance of PIPE notes	1,500	—
Proceeds from ELOC	2,858	—
Repayment on promissory notes and convertible loans payable	(1,281)	—
Proceeds from issuance of convertible senior notes	—	1,450
Payment of deferred offering costs	—	(476)
Net cash provided by financing activities	3,077	974

Net decrease in cash	(1,059)	(152)
Cash at the beginning of the period	1,778	191
Cash at the end of the period	$719	$39

Supplemental disclosures of non-cash investing and financing information:
Conversion of debt to equity	$4,720	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$244	$—
Reversal of excise tax payable attributable to redemption of common stock	$1,909	$—
Unpaid deferred offering costs	$—	$904
Reclassification of warrant liability to additional paid-in capital	$1,798	$—

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

Going Concern

The Company has incurred significant net operating losses from operations. As of June 30, 2026, the Company had a working capital deficit of approximately $27.3 million. For the six months ended June 30, 2026, the Company incurred a net loss of $12.2 million and used $5.2 million of cash in operating activities. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of research and development activities. The Company has been able to finance its operations primarily with the proceeds from the issuance of equity and debt instruments. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts.

On February 11, 2025, Northview executed a Securities Purchase Agreement (the “PIPE Subscription Agreement”) with Ascent Partners Fund LLC (“Ascent” or together with any party who may become party to the PIPE Subscription Agreement, the “PIPE Investors”). As of April 2026, the Company has remaining borrowing capacity under the PIPE Subscription Agreement of $12.2 million in principal, and issued $1.7 million of Ascent PIPE Notes. On August 12, 2026, the Company executed the 5th amendment to the Ascent Convertible Note Agreement for which the Company received an additional tranche of $0.7 million on August 13, 2026. As of the issuance date of these condensed consolidated financial statements, the Company has $9.8 million of principal available for draw down under the PIPE Subscription Agreement subject to certain conditions, which the investor may provide at its discretion.

On July 28, 2025 (the “effective date”), the Company entered into the Equity Line of Credit (“ELOC”) Securities Purchase Agreement (the “ELOC Purchase Agreement”) and the ELOC Registration Rights Agreement (the “ELOC Registration Rights Agreement”) with Ascent (the “Committed Equity Facility”). Upon the terms and subject to the satisfaction of the conditions contained in the PIPE Subscription Agreement, from and after the effective date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100.0 million of shares of the Company’s common stock, subject to certain limitations set forth in the ELOC Purchase Agreement, from time to time during the term of the ELOC Purchase Agreement. Sales of common stock under the ELOC Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to Ascent under the ELOC Purchase Agreement. During the three and six months ended June 30, 2026, approximately $2.5 million and $2.9 million representing 89,806 and 93,020 shares, respectively, of the Company’s common stock were sold pursuant to the ELOC Purchase Agreement. The Company has entered into this strategic Committed Equity Facility in order to continue to fund its operating cash flows. As of the issuance date of these condensed consolidated financial statements, the Company has $86.9 million of common stock available for issuance to Ascent under the Committed Equity Facility.

Lumee Oxygen received regulatory approval in Europe through the attainment of a CE mark, which subsequently lapsed in 2020. The Company is working to obtain a renewed CE Mark for commercialization in Europe in order to generate revenues. In addition to management’s focus on commercialization, additional financing is available through the ELOC Purchase Agreement and executing remaining tranches of the PIPE Subscription Agreement which would provide an aggregate of up to an additional $12.2 million in cash for operating expenses to further the product research and development.

On September 11, 2025, Nasdaq notified the Company that it is not in compliance with the Minimum Bid Price Requirement and the Market Value of Listed Securities (“MVLS”) Requirement and provided the Company with an initial 180-day compliance period, or until March 10, 2026, to regain compliance. On October 27, 2025, Nasdaq further notified the Company that its market value of publicly held shares had been below the Market Value Requirement for the prior 30 consecutive business days and provided the Company with an initial 180-day compliance period, or until April 27, 2026, to regain compliance with the requirement.

On March 11, 2026, Nasdaq notified the Company that it had not regained compliance with the Minimum Bid Price Requirement or the MVLS Requirement by the March 10, 2026 deadline and that the Company’s securities were therefore subject to delisting from The Nasdaq Global Market on those bases. The Company appealed that determination and appeared before the Nasdaq Hearings Panel on April 21, 2026. On April 28, 2026, Nasdaq also notified the Company that it had not regained compliance with the Market Value of Publicly Held Shares (“MVPHS”) Requirement by the April 27, 2026 deadline, that this constituted an additional basis for delisting, and that the Nasdaq Hearings Panel would consider this deficiency in connection with its decision. The Company submitted its response within the required timeframe.

On May 6, 2026, Nasdaq notified the Company that the Nasdaq Hearings Panel had granted the request for continued listing on Nasdaq subject to certain conditions. As a condition to the exception, the Company was required to file an application to transfer its listing to The Nasdaq Capital Market by May 11, 2026, obtain stockholder approval for a reverse stock split by June 23, 2026 and to demonstrate compliance with the minimum bid price requirement and Nasdaq’s stockholders’ equity requirement by July 20, 2026. On July 10, 2026, Nasdaq approved the Company’s request for an extension until July 31, 2026 to demonstrate compliance. The Company was also required to promptly notify the Panel of any significant events during the exception period that could affect the Company’s compliance, and the Panel reserved the right to reconsider the terms of the exception if it determined continued listing was inadvisable or unwarranted. On May 13, 2026, the Company received Nasdaq’s notice confirming the Company’s transfer to The Nasdaq Capital Market, effective on May 15, 2026.

Pursuant to the execution of the Option Agreement described in Note 13, the Company legally issued shares of common stock and Series A Non-Voting Convertible Preferred Stock on July 31, 2026 and there are no remaining conditions that would affect the recognition of the issued equity. Therefore, the Company believes that as of July 31, 2026, it had at least $2.5 million of stockholders’ equity as required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which represents an alternative continued listing standard to the $35.0 million market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2). As of the date these condensed consolidated financial statements were issued, the Company was awaiting formal confirmation from Nasdaq that it had demonstrated compliance with the applicable continued listing requirement.

There can be no assurance that the Company will timely satisfy the conditions of the exception, regain compliance with Nasdaq’s continued listing standards, maintain compliance with Nasdaq’s continued listing standards thereafter, or otherwise maintain the listing of its securities on Nasdaq. If the Company does not timely regain compliance with the applicable Nasdaq listing requirements, Nasdaq may commence delisting proceedings, suspend trading in the Company’s securities, or otherwise take action that could result in the removal of the Company’s securities from Nasdaq. Any such event could materially and adversely affect the liquidity and market price of the Company’s securities, limit the Company’s ability to raise capital, and adversely affect the Company’s business, financial condition, and results of operations.

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

As of June 30, 2026, there continue to be factors which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of Profusa and its wholly-owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The condensed consolidated balance sheet as of June 30, 2026 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.

Reverse Stock Splits

On August 17, 2026, the Company effected a 1-for-4 reverse stock split of its common stock (the “August Reverse Stock Split”). The August Reverse Stock Split did not change the par value of the common stock, which remained $0.0001 per share, or the authorized number of shares of common stock. No fractional shares were issued in connection with the August Reverse Stock Split.

On July 7, 2026, the Company effected a 1-for-25 reverse stock split of its common stock (the “July Reverse Stock Split”). The July Reverse Stock Split did not change the par value of the common stock, which remained $0.0001 per share, or the authorized number of shares of common stock. No fractional shares were issued in connection with the July Reverse Stock Split.

On February 9, 2026, the Company effected a 1-for-75 reverse stock split of its common stock (the “February Reverse Stock Split”). The February Reverse Stock Split did not change the par value of the common stock, which remained $0.0001 per share, or the authorized number of shares of common stock. No fractional shares were issued in connection with the February Reverse Stock Split.

The August Reverse Stock Split, the July Reverse Stock Split, and the February Reverse Stock Split are collectively referred to herein as the “Reverse Stock Splits.” All share and per share information has been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes. The Company regularly assesses these estimates, including those related to accrued liabilities, valuation of the convertible notes and convertible loans payable at fair value, warrants, valuation allowance for deferred tax assets, incremental borrowing rate, forward share issuance liabilities, and valuation of stock-based awards. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

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

During the three and six months ended June 30, 2026, the Company reclassified amounts previously presented as interest expense related to the Company’s convertible debt held at fair value to loss on change in the fair value of convertible notes in the condensed consolidated statements of operations. The Company also reclassified related party note payables from convertible senior notes and loans payable at fair value and promissory notes into convertible and promissory notes payable to related parties on the condensed consolidated balance sheets. These reclassifications were not material to the condensed consolidated financial statements.

Change in Accounting Estimate

During the three months ended June 30, 2026, the Company obtained additional information and completed a further evaluation of the applicability of certain Treasury regulations and related tax guidance to the excise tax liability assumed in connection with the Business Combination. Based on this additional information, management revised its estimate of the amount expected to be payable and concluded that the previously recorded excise tax liability was no longer required, except for approximately $44 thousand of costs associated with seeking confirmation of the applicable tax treatment. The revision represented a change in accounting estimate and was recognized prospectively in the period of change.

As a result, during the three and six months ended June 30, 2026, the Company reduced its excise tax payable by $1.9 million and increased additional paid-in capital by $1.9 million. The change in estimate decreased current and total liabilities and decreased total stockholders’ deficit by approximately $1.9 million as of June 30, 2026. The change had no effect on the Company’s net loss, net loss per share, or cash flows for the three and six months ended June 30, 2026.

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

The Company has made accounting policy elections to (i) not recognize ROU assets or lease liabilities for short-term leases (leases with lease terms of 12 months or less); and (ii) combine lease and non-lease components. Variable lease payments are recognized in the condensed consolidated statements of operations when incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable. The cash flow impact from the change in operating lease right-of-use asset and the operating lease liability during the six months ended June 30, 2026 is presented within the change in accrued expenses and other current liabilities on the condensed consolidated statements of cash flows.

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

The ELOC comprises a purchased put option and a forward share issuance that do not qualify for equity classification. Accordingly, the ELOC is measured at fair value, with changes between the put date and settlement date recognized in earnings. During the three and six months ended June 30, 2026, certain Advance Notices provided that the purchase price would be funded upon delivery of shares to Ascent rather than upon Ascent’s subsequent resale of such shares, at a purchase price equal to 97% of the lowest VWAP of the Company’s common stock during the ten trading days prior to the applicable Advance Notice date, subject to a true-up mechanism requiring the Company to issue additional shares if 97% of the lowest VWAP during the adjustment period was lower than the price used at closing. During the three and six months ended June 30, 2026, the Company issued 16,030 shares of common stock under an Advance Notice consisting of 13,712 shares initially delivered and 2,318 true-up shares, as adjusted for the Reverse Stock Splits, resulting in the Company’s receipt of $0.4 million of gross proceeds and recognition of $0.4 million of forward share issuance liability on the condensed consolidated balance sheets. Upon final settlement of the true-up mechanism, the Company derecognized the related forward share issuance liability and recorded a loss on settlement of the forward share issuance of $0.1 million within financing costs on the condensed consolidated statements of operations during three and six months ended June 30, 2026. Other ELOC puts during the three and six months ended June 30, 2026 were settled within the same day, and the resulting changes in fair value were not material. Proceeds received upon the Company’s draws under the ELOC and the related share issuances are recognized in equity based on the gross proceeds received.

The Company issued warrants to purchase up to 120 shares of common stock (the “ELOC Warrants”) on July 20, 2025 in consideration for Ascent’s commitment. The ELOC Warrants were determined to be equity-classified and were expensed as financing fees along with other issuance costs associated with the ELOC. The ELOC Warrants were fair valued at $0.9 million and were not remeasured after the initial issuance.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable, warrant liabilities, promissory notes, convertible loans payable, convertible promissory notes and convertible senior notes. The Company states accounts payable, promissory notes and convertible senior notes at their carrying value, which approximates fair value due to the short time to the expected payment. See Note 3 for instruments valued under Level 3.

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

On April 2, 2026, the Company entered into Amendment No. 4 to our PIPE Subscription Agreement and related Pledge Agreement with Ascent (“Amendment No. 4”). Under Amendment No. 4, the Company may, subject to the terms and conditions of the amended agreements, request funding with an aggregate principal amount of up to $12.2 million under the facility, which the investor may provide at its discretion. The $12.2 million principal amount referenced in Amendment No. 4 represents the remaining available borrowing capacity under the existing Ascent PIPE financing arrangement and is not in addition to the original aggregate facility. As consideration for providing additional funding in April 2026, the Company issued Ascent certain warrants as lender fees that were recognized as financing costs on the condensed consolidated statements of operations.

In accordance with ASC 825, the Company has elected the FVO for each outstanding Ascent PIPE Note on an instrument-by-instrument basis. Each Ascent PIPE Note is accounted for as a separate unit of account and the FVO is irrevocable once elected for the respective instrument. At each reporting date, the Ascent PIPE Notes are measured at fair value, with changes in fair value recognized in earnings, except for the portion attributable to instrument-specific credit risk, which is presented in other comprehensive income. During the three and six months ended June 30, 2026, the Company did not record any changes in fair value to other comprehensive income. As of June 30, 2026, the Ascent PIPE Notes are included in convertible senior notes and loans payable at fair value within the condensed consolidated balance sheets.

Common Stock Warrants

The Company evaluates freestanding warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity’s Own Equity, to determine whether the warrants should be classified as liabilities or equity. The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified common stock warrants are subject to remeasurement to fair value as of each subsequent balance sheet date and as of any respective exercise date, with changes in fair value recorded in the Company’s condensed consolidated statements of operations. For common stock warrants that meet all of the criteria for equity classification, the common stock warrants are recorded as a component of additional paid-in capital and are not remeasured to fair value in subsequent reporting periods.

The fair value of common stock warrants is determined using an option-pricing model, such as the Black-Scholes model, incorporating assumptions including the fair value of the Company’s common stock, exercise price, contractual term, expected volatility, risk-free interest rate and expected dividend yield.

Legal costs incurred in connection with the issuance of equity-classified warrants are capitalized as a reduction to additional paid-in capital if the warrants are issued in conjunction with an equity financing or equity-linked arrangement, and expensed immediately only if the costs are not directly attributable to the issuance. Legal and professional fees incurred in connection with the issuance of liability-classified warrants, including those failing equity classification under ASC 815-40 are expensed immediately to the condensed consolidated statements of operations as incurred.

When a warrant is issued in connection with a financing arrangement for which the Company has elected the fair value option, the issuance-date fair value of the warrant is recognized as a financing cost when incurred, with an offsetting credit to warrant liability (for liability-classified warrants) or additional paid-in capital (for equity-classified warrants).

A modification or exchange of an equity-classified warrant that remains equity-classified after modification is measured based on the excess, if any, of the fair value of the modified warrant over its fair value immediately before the modification. Any incremental fair value is recognized in the same manner as the original warrant issuance. A modification or exchange of a liability-classified warrant that remains liability-classified is measured at the change in fair value at the modification date, with any increase in fair value recognized in the condensed consolidated statements of operations. When a liability-classified warrant is modified such that it no longer meets the conditions that precluded equity classification, the warrant liability is remeasured to fair value immediately before the modification, with the change in fair value recognized in the condensed consolidated statements of operations, and the resulting fair value is reclassified to additional paid-in capital. If no incremental value is transferred to the counterparty as a result of the modification, no adjustment is made to financing costs.

The effect of a down-round feature that meets the applicable definition is excluded from the assessment of whether the warrant is indexed to the Company’s own stock. If a down-round feature is triggered, the value of the effect of the feature is recognized as a deemed dividend and as a reduction of income available to common stockholders in the computation of basic earnings per share.

Stock-Based Compensation

Stock-based compensation expense related to stock options granted to employees and non-employees is recognized based on the grant date estimated fair values using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company accounts for forfeitures as they occur. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and contractual term (the “Simplified Method”). The expected term for options issued to non-employees is the contractual term.

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

In May 2025, the FASB issued ASU 2025-03 which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured at fair value on a recurring basis, were as follows (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes due to related parties held at fair value	$—	$—	$4,743	$4,743
Convertible loans payable at fair value	—	—	8,162	8,162
Warrant liabilities - Private Placement Warrants	—	—	2	2
Warrant liabilities - Representative’s Warrants	—	—	—	—
Total liabilities measured at fair value	$—	$—	$12,907	$12,907

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets (Bitcoin)	$1,445	$—	$—	$1,445
Liabilities:
Convertible notes due to related parties held at fair value	$—	$—	$4,160	$4,160
Convertible loans payable at fair value	—	—	7,877	7,877
Warrant liabilities - Private Placement Warrants	—	—	277	277
Warrant liabilities - Representative’s Warrants	—	—	21	21
Total liabilities measured at fair value	$—	$—	$12,335	$12,335

Warrant Liabilities

The key inputs into the Monte Carlo simulation model for the Private Placement and the Representative’s warrant liabilities, as affected by the Reverse Stock Splits, were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Input
Risk-free interest rate	4.17%	3.79%
Expected term (years)	4.03	4.53
Expected volatility	69.40%	139.20%
Exercise price	$86,250.00	$86,250.00
Fair value of Common stock	$11.65	$786.00

Each Private Placement and the Representative’s warrant entitles the registered holder to purchase 1/7,500 of one share of our common stock at a price of $86,250.00 per whole share, as affected by the Reverse Stock Splits. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a number of warrants that in the aggregate equal a whole number of shares may be exercised at a given time by a warrant holder. No fractional warrants will be issued and only whole warrants will trade.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 warrant liabilities that are measured at fair value on a recurring basis for the three and six months ended June 30, 2026 (in thousands):

	Private Placement Warrants	Representative’s Warrants	Ascent Warrants(1)	Total Level 3 Warrant liabilities
Fair value at January 1, 2026	$277	$21	$—	$298
Gain in fair value of warrant liabilities	(240)	(18)	—	(258)
Fair value at March 31, 2026	$37	$3	$—	$40
Issuance of warrants	—	—	2,178	2,178
Gain in fair value of warrant liabilities	(35)	(3)	(380)	(418)
Reclassification of warrant liability to additional paid-in capital	$—	$—	$(1,798)	(1,798)
Fair value at June 30, 2026	$2	$—	$—	$2

(1)	See Note 8 for the key inputs used in the Black-Scholes option pricing model in calculating the fair value of the Ascent Warrants during the three and six months ended June 30, 2026.

Related party convertible notes payable

The Tasly Convertible Note was valued using a Probability Weighted Expected Return Model to fair value the convertible note. The intrinsic conversion value as of June 30, 2026 and December 31, 2025 was $0 for the Tasly Convertible Note. As of June 30, 2026 and December 31, 2025, the Tasly Convertible Note has matured and is payable at the principal amounts plus accrued interest. Therefore, the fair value of the note is the face amount of the debt, and as of June 30, 2026 and December 31, 2025, accrued interest was added to the liability balance.

On March 20, 2026, the Convertible Promissory Note - Related Party was amended which extended the maturity date through December 31, 2026 - See Note 5 for further information. As of June 30, 2026, the Convertible Promissory Note - Related Party was valued using a Monte Carlo simulation model due to the amendments during the three months ended June 30, 2026.

As of December 31, 2025, the Convertible Promissory Note - Related Party had matured, remained outstanding and the intrinsic value was $0. Because the remaining contractual term was zero and the conversion feature had no intrinsic value, the fair value of the Convertible Promissory Note - Related Party as of December 31, 2025 was determined based on its outstanding principal amount and accrued interest. Accordingly, option-pricing assumptions, including expected volatility and the risk-free interest rate, were not applicable as of December 31, 2025.

The key inputs into the Monte Carlo simulation model for the Convertible Promissory Note - Related Party were as follows at June 30, 2026, as affected by the July and August Reverse Stock Splits:

Input
Debt rate	13.90%
Remaining term (years)	0.5
Expected volatility	233.00%
Fair value of Common stock	$11.65

Collectively, the Tasly Convertible Note and the Convertible Promissory Note - Related Party are referred to as “Related Party Convertible Notes Payable”. The following table provides a summary of the changes in the fair value of the Company’s Level 3 Related Party Convertible Notes Payable for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Total Level 3 Related Party Convertible Notes
Fair value as of January 1, 2026	$2,290	$1,870	$4,160
Loss on change in the fair value of related party convertible debt	$242	$—	$242
Fair value as of March 31, 2026	$2,532	$1,870	$4,402
Loss on change in the fair value of related party convertible debt	97	244	341
Fair value as of June 30, 2026	$2,629	$2,114	$4,743

Tasly Convertible Note - Related Party
Fair value as of January 1, 2025	$2,234
Loss on change in the fair value of related party convertible notes	156
Fair value as of March 31, 2025	$2,390
Loss on change in the fair value of related party convertible notes	153
Fair value as of June 30, 2025	2,543

Convertible Loans Payable

The Company uses a Monte Carlo simulation model to value the convertible loans payable, which represents the issued Ascent PIPE Notes. The convertible loans payable were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the convertible loans payable. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the loans. The expected life of the loans are assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model for the convertible loans payable were as follows at June 30, 2026 and December 31, 2025, as affected by the Reverse Stock Splits:

	June 30, 2026	December 31, 2025
Input
Risk-free interest rate	4.01%	3.48%
Expected term (years)	0.16	1.03
Expected volatility	64.52%	68.30%
Fair value of Common stock	$11.65	$786.00

The following table provides a summary of the changes in the fair value of the Company’s Level 3 convertible loans payable for the three and six months ended June 30, 2026 (in thousands):

Convertible Loans Payable
Fair value as of January 1, 2026	$7,877
Repayments of debt	(195)
Conversion of debt to equity	(1,260)
Loss on change in the fair value of convertible loans payable	555
Fair value as of March 31, 2026	$6,977
Proceeds received	1,500
Repayments of debt	(765)
Loss on change in the fair value of convertible loans payable	3,910
Conversion of debt to equity	(3,460)
Fair value as of June 30, 2026	$8,162

The fair value of the Company’s convertible loans payable settled through conversion was determined by multiplying the closing price of the Company’s common stock on the applicable conversion date by the number of shares of common stock issued upon settlement.

Loss on change in the fair value of convertible notes on the condensed consolidated statements of operations comprise of the change in fair value of the related party convertible notes payable and convertible loans payable and its related accrued interest on the convertible notes. As of June 30, 2026, the convertible loans payable is due within 12 months of the balance sheet date and is therefore recorded as a current liability within convertible senior notes and loans payable at fair value on the condensed consolidated balance sheets.

Digital Asset

On March 11, 2026, the Company’s management made the determination to terminate the Company’s Bitcoin treasury reserve strategy in light of current market conditions and the Company’s evaluation of its capital allocation priorities. During the six months ended June 30, 2026, the Company sold 16.51 Bitcoins for an aggregate amount of $1.2 million, resulting in realized losses of $0.3 million included in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, digital assets were $0 and $1.4 million, respectively.

Note 4 — Balance Sheet Components

Prepaid expenses and other current assets (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$9	$441
Prepaid expenses	113	100
Total prepaid expenses and other current assets	$122	$541

Accrued Liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$(4,016)	$(4,066)
Accrued other liabilities	(2,207)	(1,915)
Total accrued liabilities	$(6,223)	$(5,981)

Note 5 — Debt

The following tables sets forth a summary of the debt instruments and their changes during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Convertible Loans Payable	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Convertible Senior Notes	Promissory Notes	PPP Loan	D&O Insurance Financing
Balance at January 1, 2026	$7,877	$2,290	$1,870	$42	$1,049	$1,390	$297
Debt repayments	(195)	—	—	—	(24)	—	(222)
Change in fair value	555	242	—	—	—	—	—
Conversion of debt to equity	(1,260)	—	—	—	—	—	—
Debt forgiven	—	—	—	—	—	(1,392)
Accrued stated interest	—	—	—	1	15	2	—
Balance at March 31, 2026; Current debt	$6,977	$2,532	$1,870	$43	$1,040	$—	$75
Issuance of debt	1,500	—	—	—	—	—	—
Debt repayments	(765)	—	—	—	—	—	(75)
Change in fair value	3,910	97	244	—	—	—	—
Conversion of debt to equity	(3,460)	—	—	—	—	—	—
Debt forgiven	—	—	—	—	—	—	—
Accrued stated interest	—	—	—	2	14	—	—
Balance at June 30, 2026; Current debt	$8,162	$2,629	$2,114	$45	$1,054	$—	$—

Accounting basis	Fair value option	Fair value option	Fair value option	Effective interest method	Simple interest method	Compounding Interest	Simple interest method
Interest rate	10% - 12%	24%	—	0%-12%	0%-12%	1%	7%
Conversion price(s) per share, as affected by the Reverse Stock Splits	various	$14,400.00	7,500.00 and $16,650.00	$3,750.00, $16,650.00, and $30,000.00	—	—	—
Maturity	various	3/31/2024	12/31/2026	7/11/2025	various	—	4/11/2026

	Junior Convertible Notes	Tasly Convertible Note - Related Party	Convertible Senior Notes	Promissory Notes	PPP Loan
Balance at January 1, 2025	$18,419	$2,234	$25,268	$910	$1,376
Issuance of debt	—	—	750	—	—
Change in fair value	—	156	—	—	—
Stated interest	545	—	572	15	3
Amortization of debt discount and issuance costs	1	—	(1)	—	—
Balance at March 31, 2025; Current debt	$18,965	$2,390	$26,589	$925	$1,379
Issuance of debt	—	—	700	—	—
Change in fair value	—	(38)	—	—	—
Stated interest	553	191	604	15	4
Amortization of debt discount and issuance costs	15	—	2	—	—
Balance at June 30, 2025; Current debt	19,533	2,543	27,895	940	1,383

Convertible Notes

Convertible Loans Payable

As of June 30, 2026, the Company had issued an aggregate principal of $13.9 million of Ascent PIPE Notes, consisting of approximately $12.2 million of notes issued in July and September 2025 (“2025 Ascent PIPE Notes”) and $1.7 million of notes issued in April 2026. The 2025 Ascent PIPE Notes bear interest at 10% per annum on the outstanding unconverted principal balance. A minimum interest amount equal to 10% of the original principal is fully earned at issuance, reduced by interest subsequently accrued. Cash payments are subject to a 5% fee. Upon an event of default, the interest rate increases to 24% per annum and a 10% late fee applies to overdue amounts. The 2025 Ascent PIPE Notes mature on January 11, 2027. The 2025 Ascent PIPE Notes are convertible at the holder’s option at a conversion price equal to the lower of the applicable conversion price or 95% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the applicable conversion date, subject to the applicable floor price and customary anti-dilution protections.The Ascent PIPE Notes may be prepaid upon 10 business days’ prior notice (absent an event of default), subject to Ascent’s conversion rights, and requires mandatory prepayment upon Subsequent Offerings, as defined by the PIPE Subscription Agreement. Conversion is subject to a beneficial ownership cap of 9.99%.

On April 2, 2026, the Company entered into Amendment No. 4 to the PIPE Subscription Agreement and related Pledge Agreement with Ascent (“Amendment No. 4”). Under Amendment No. 4, the Company may request funding with an aggregate principal amount of up to $12.2 million under the facility, subject to the terms and conditions of the amended agreements. The $12.2 million principal amount referenced in Amendment No. 4 represents the remaining available borrowing capacity under the existing Ascent PIPE financing arrangement and is not in addition to the original aggregate facility. Amendment No. 4 also modified certain terms of the related Pledge Agreement, including revising the release condition to provide that the applicable release condition will be satisfied upon payment in full, whether in cash or through conversion, of an aggregate principal amount of $1.7 million of notes issued in the additional closings. In addition, the Company has agreed with Ascent that any mandatory prepayment amounts received under the notes will first be applied to obligations related to such additional notes and thereafter to certain previously issued secured convertible promissory notes.

In connection with the additional closing on April 2, 2026, the Company issued an Ascent PIPE Note with an aggregate principal amount of approximately $0.6 million. The note matures on April 2, 2027, bears interest at 12% per annum and is convertible into shares of the Company’s common stock, subject to the terms of the note. The note is convertible at the holder’s option at a conversion price equal to the lower of the applicable conversion price or 95% of the lowest daily VWAP of the Company’s common stock during the 10 trading days immediately preceding the applicable conversion date, subject to the terms of the note, including applicable floor price and adjustment provisions. As consideration for Ascent’s participation in the April 2, 2026 additional closing, Ascent earned a warrant (“Ascent Warrant”) to purchase 11,111 shares of the Company’s common stock at an exercise price of $50.00 per share, as adjusted for the July and August Reverse Stock Splits. The Ascent Warrant was exercisable on a cash or cashless basis for a period of five years and was subject to a 9.99% beneficial ownership limitation and customary anti-dilution adjustments.

In connection with the additional closing on April 20, 2026, the Company issued an Ascent PIPE Note with an aggregate principal amount of approximately $1.1 million. The note matures on April 20, 2027, bears interest at 12% per annum and is convertible into shares of the Company’s common stock, subject to the terms of the note. In connection with the April 20, 2026 closing, the Company entered into a side letter agreement with Ascent pursuant to which Ascent waived certain defaults under the Purchase Agreement and the Company issued a replacement Ascent Warrant that replaced the warrant earned on April 2, 2026. The replacement warrant increased the number of shares issuable upon exercise from 11,111 shares to 33,333 shares, as adjusted for the July and August Reverse Stock Splits, retained an exercise price of $50.00 per share and is exercisable on a cash or cashless basis through April 20, 2031. The Company recognized $2.2 million of warrant expense in connection with the Ascent Warrant issuance during the three and six months ended June 30, 2026 presented under financing costs on the condensed consolidated statements of operations. See Note 8 - Common Stock Warrants for inputs to estimate the fair value of the warrant at issuance. The Company also agreed to provide Ascent with demand and piggyback registration rights with respect to the underlying shares.

In connection with the issuance of the replacement warrant, Ascent entered into a lock-up agreement with the Company, dated April 20, 2026, pursuant to which Ascent agreed not to transfer the shares underlying the replacement warrant for 120 days, expiring August 22, 2026, subject to customary exceptions. Any permitted transferee is required to execute a lock-up agreement on substantially similar terms.

On April 29, 2026, the Company and Ascent Partners Fund LLC entered into an amendment for the Ascent Warrant, which eliminated the provisions relating to the automatic conversion or assumption of the Ascent Warrant in connection with fundamental transactions.

During the three and six months ended June 30, 2026, the Company repaid $0.8 million and $1.0 million, respectively, of principal on the Ascent PIPE Notes. Ascent converted an aggregate of $0.8 million and $1.9 million of principal and accrued interest balance into 18,702 and 26,968 shares, respectively, of the Company’s common stock during the three and six months ended June 30, 2026. The shares of common stock issued had a total fair value of $4.7 million upon conversion.

The Company elected to apply the fair value option to account for the Ascent PIPE Notes and as such, no features of the Ascent PIPE Notes are bifurcated and separately accounted for. As of June 30, 2026, the convertible loans payable had a fair value of $8.2 million and it is classified under Convertible senior notes and loans payable at fair value on the condensed consolidated balance sheets, as the loan is due within 12 months from the balance sheet date. As of December 31, 2025, the convertible loans payable was fair valued at $7.9 million and was classified as long-term in the condensed consolidated balance sheets under convertible loans payable at fair value. As of June 30, 2026 and December 31, 2025, the Company had accrued interest of $0.5 million and $0.7 million on the convertible loans payable.

Tasly Convertible Note - Related Party

In June 2023, the Company entered into a short-term loan agreement with a related party for borrowings of up to $1.6 million, the full amount of which had been drawn by February 2024.

The loans bear interest at a rate of 12% per annum and originally matured on December 31, 2023. The original maturity date was extended to March 31, 2024, subject to the parties’ decision to extend thereafter. Upon an event of default, the interest rate increases to 24% per annum until the payment date. The lender has the option to convert the entire outstanding balance and accrued but unpaid interest under the Tasly Convertible Note into either (i) senior unsecured promissory notes on substantially the same terms as the outstanding Convertible Senior Notes, or (ii) the Company’s common stock at a conversion price of $14,400.00 per share, as adjusted for the Reverse Stock Splits.

The Company elected to apply the fair value option to account for the Tasly Convertible Note and as such, no features of the Tasly Convertible Note are bifurcated and separately accounted for. The fair value of the Tasly Convertible Note was $2.6 million and $2.3 million, as of June 30, 2026 and December 31, 2025. There was accrued interest of $1.0 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively, on the Tasly Convertible Note.

The Tasly Convertible Note is recorded under convertible and promissory notes payable to related parties on the condensed consolidated balance sheets.

Convertible Promissory Note – Related Party

The Company now holds the convertible working capital promissory note which was previously held by Northview Acquisition Corporation with NorthView Sponsor I, LLC, the sponsor of NorthView (the “Sponsor”) for up to $2.5 million. The related party convertible promissory note is non-interest bearing and became convertible on the Closing Date. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $7,500.00 per warrant. The note also allows for the conversion of the outstanding principal balance to be repaid in shares of the Company’s common stock at a price of $16,650.00 per share at the election of the Sponsor, as adjusted for the Reverse Stock Splits. On March 20, 2026, the related party convertible promissory note was amended to extend the maturity date from January 11, 2026 to December 31, 2026. The Company elected to apply the fair value option to account for the convertible promissory note and as such, no features of the convertible promissory note are bifurcated and separately accounted for.

On April 6, 2026, the Company amended the related party convertible promissory note to update the conversion price to $76.00 per share, as adjusted for the Reverse Stock Splits, and concurrently approved the potential conversion of the entire outstanding principal balance of $1.9 million. The agreement amendment was subsequently rescinded on April 7, 2026 and is voided. The contemplated conversion was not consummated, no conversion shares were issued and the entire outstanding principal balance remained outstanding.

On April 24, 2026, the Company entered into a Note Modification and Conversion Agreement with NorthView Sponsor I LLC, amending that certain Promissory Note to establish an outstanding non-interest-bearing principal balance of $1.9 million, retained the December 31, 2026 maturity date and provided the holder with the option to convert the outstanding principal into shares of the Company’s common stock. Subsequently, on April 29, 2026, the Company entered into Amendment No. 1 to the Note Modification and Conversion Agreement, adding a covenant that restricts the issuance of conversion shares in excess of 19.99% of the issued and outstanding common stock unless and until prior stockholder approval is obtained.

On June 23, 2026, the Company’s stockholders approved Proposal 4 relating to the related party convertible promissory note, which permitted issuance in excess of 19.99% of the Company’s outstanding common stock upon conversion of the note which terminated the 19.99% conversion shares restriction upon stockholder approval.

As of June 30, 2026 and December 31, 2025, the convertible promissory note fair value of $2.1 million and $1.9 million, respectively, was classified under convertible and promissory notes payable to related parties on the condensed consolidated balance sheets.

Junior Convertible Notes

The annual effective interest rate for the junior convertible notes was estimated between 12.54% to 53.28% for three and six months ended June 30, 2025. The interest expense for the three and six months ended June 30, 2025 was $0.6 million and $1.1 million, respectively. The junior convertible notes were converted into 373 shares of the Company’s common stock based on $19.6 million of principal and accrued interest as of the Closing Date, as adjusted for the Reverse Stock Splits.

Convertible Senior Notes

As of June 30, 2026, the outstanding balance of convertible senior notes is less than $0.1 million, all of which is with unrelated parties. The Company is currently in default; accordingly, the Company classified the entire outstanding amount under convertible senior notes and loans payable at fair value on the condensed consolidated balance sheets. As of June 30, 2025, $9.7 million of the $27.9 million of convertible senior notes is outstanding with related parties. The annual effective interest rate of convertible senior notes was estimated at 12.15% for the three and six months ended June 30, 2025. The annual effective interest rate on the convertible senior notes for the three and six months ended June 30, 2026 was not meaningful due to the immaterial outstanding balance. The interest expense for the three and six months ended June 30, 2026 was not material. Interest expense for the three and six months ended June 30, 2025 was $0.6 million and $1.2 million, respectively.

Promissory Notes

The carrying value of the promissory notes as of June 30, 2026 and December 31, 2025 was $1.1 million and $1.0 million, respectively, representing past due amounts because the maturity dates of the promissory notes has passed. As of June 30, 2026 and December 31, 2025, outstanding balance of promissory notes due to related parties was $0.4 million, and are classified under convertible and promissory notes payable to related parties and the remainder is classified under promissory notes on the condensed consolidated balance sheets. Interest expense on the Company’s promissory notes was less than $0.1 million for three and six months ended June 30, 2026 and 2025.

Paycheck Protection Program (“PPP”)

The Company applied for forgiveness of the 2nd PPP Loan in December 2025 and was notified in February 2026 that the loan had been forgiven. The Company recognized a gain on the extinguishment of the 2nd PPP Loan of $1.4 million within Gain on extinguishment of PPP loan in the condensed consolidated statements of operations during the six months ended June 30, 2026. Interest expense on the PPP loan for the six months ended June 30, 2026 was not material. Interest expense on the PPP loan for the three and six months ended June 30, 2025 was not material.

Director and Officer (D&O) Insurance Financing

During the six months ended June 30, 2026, the Company made aggregate payments of $0.3 million against the obligation and recognized approximately $0.3 million of insurance expense and an immaterial amount of interest expense. As of June 30, 2026 and December 31, 2025, the remaining financing obligation was $0 and $0.3 million, respectively, which is recorded under promissory notes and other on the Company’s condensed consolidated balance sheets.

Minimum Future Payments for the Company’s Outstanding Borrowings

As of June 30, 2026, the contractual future minimum payments for the Company’s outstanding borrowing arrangements were as follows (in thousands):

	Remaining six months of 2026	2027	Total
Tasly convertible note - related party	$2,629	$—	$2,629
Convertible promissory note - related party	2,114	—	2,114
Convertible loans payable	—	8,162	8,162
Convertible senior notes	45	—	45
Promissory notes	1,054	—	1,054
Total contractual obligations	$5,842	$8,162	$14,004

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

For the three months ended June 30, 2026, operating lease expense and sublease income was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026, operating lease expense and sublease income was $0.2 million and $0.1 million, respectively. Variable lease and short-term lease expenses for the same periods were not material. Sublease income was recorded in other income on the condensed consolidated statements of operations.

For the three and six months ended June 30, 2025, operating lease expense was $0.2 million and $0.3 million, respectively. Variable lease and short-term lease expenses for the same periods were $0.1 million.

As of June 30, 2026, the operating lease right-of-use asset of $0.1 million was recognized within right-of-use asset on the Company’s condensed consolidated balance sheets. As of June 30, 2026, the operating lease liability of $0.1 million is recognized within accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

In December 2025, the Company received a Notice of Entry of Judgment in connection with litigation brought by a vendor with claims for breach of contract, which was ruled in favor of the vendor. As of June 30, 2026 and December 31, 2025, the Company had accrued approximately $0.1 million related to the matter.

In February 2026, the Company received a demand letter from counsel for a former employee for unpaid wages of approximately $0.2 million, including statutory penalties, and the amount has been accrued as of June 30, 2026 and December 31, 2025. The letter demands payment and states that litigation may be initiated if the matter is not resolved.

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

Under the License Agreement, beginning with the first commercial sale of a licensed product, the Company is required to pay Mayo earned royalties on net sales of licensed products. The applicable royalty rates vary based on the licensed field and the type of intellectual property coverage applicable to the licensed product. The Company is also obligated to make nonrefundable milestone payments to Mayo upon the first achievement of specified commercial, regulatory and clinical events for each licensed product and to pay Mayo a percentage of certain sublicense income received by the Company. As of June 30, 2026, no commercial sales, milestone events or sublicense income had occurred under the License Agreement, and no amounts were due to Mayo.

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

The aggregate purchase price is $30,000,000, payable through issuance of Series A Convertible Preferred Stock (the “Preferred Stock”), convertible into common stock one year following issuance based on the closing trading price of the Company’s common stock on the date preceding closing. Issuance of the Preferred Stock and underlying conversion shares (collectively, the “Securities”) is subject to stockholder approval as required by Nasdaq Listing Rules 5635(a) and 5635(d). The Securities are subject to a five-year lock-up, with one-fourth released annually beginning on the first anniversary of issuance. Seller is also entitled to receive a royalty equal to 3% of net revenue from commercialization of the PanOmics Assay. The Asset Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions, including a five-year non-compete, 24-month transition assistance, and a voting agreement. The closing is subject to customary conditions, and either party may terminate if the closing has not occurred on or before September 30, 2026. As of June 30, 2026, the closing has not yet occurred and it continues to be subject to customary conditions.

Note 7 — Stockholders’ Deficit

Preferred Stock

There were no shares of preferred stock issued and outstanding at June 30, 2026 and December 31, 2025.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the preferred stockholders. As of June 30, 2026, no dividends have been declared to date.

The Company reserved shares of common stock, as adjusted for the recapitalization and for the Reverse Stock Splits, on an as-converted basis, for future issuance as follows:

	June 30, 2026	December 31, 2025
Outstanding options under 2025 Plan	245	103
Issuance of options under the 2025 Plan	7,816	1,003
Outstanding common stock warrants	35,670	2,336
Issuance of earnout shares (1)	387	387
	44,118	3,829

(1)	These earnout shares exclude 129 shares, as adjusted for the Reverse Stock Splits, allocated to Milestone III, as Milestone III expired as of December 31, 2025. Milestone III represents an operational milestone for the Company’s consummation of a joint venture, for which management has decided not to pursue the joint venture.

Note 8 — Common Stock Warrants

As of June 30, 2026, the Company had five classes of warrants totaling 20,870,083, consisting of 9,487,500 Public Warrants, 7,347,500 Private Placement Warrants, 569,250 Representative’s Warrants, 132,500 HCW Warrants and 3,333,333 Ascent Warrants. Each Public Warrant, Private Placement Warrant, Representative’s Warrant and HCW Warrant is exercisable into 1/7,500 of a share, as affected by the Reverse Stock Splits, but only whole shares of common stock can be issued. Each Ascent Warrant is exercisable into 1/100 of a share, as affected by the July and August Reverse Stock Splits.

	Exercise price	Expiration date	Number of shares underlying warrants
Public Warrants	$86,250.00	7/11/2030	1,265
Private Placement Warrants	$86,250.00	7/11/2030	980
Representative’s Warrants	$86,250.00	7/11/2030	75
HCW Warrants	$75.00	7/11/2030	17
Ascent Warrants	$50.00	4/20/2031	33,333
			35,670

The Ascent Warrants were issued on April 2, 2026 and subsequently modified on April 20, 2026 and April 29, 2026. The Ascent Warrants were liability-classified as of April 2, 2026 and April 20, 2026 as it was determined that these warrants were not indexed to their own stock. The April 29, 2026 amendment resulted in the Ascent Warrants becoming equity-classified. The fair value of the Ascent Warrants was calculated under the Black-Scholes option pricing model using the following key inputs, as affected by the July and August Reverse Stock Splits, during the three and six months ended June 30, 2026:

Input
Risk-free interest rate	3.86% - 4.05%
Expected term (years)	5.0
Expected volatility	267.14%
Exercise price	$50.00
Fair value of Common stock	$53.97 - $75.64

On April 20, 2026, the Ascent Warrants were modified in which the number of shares issuable under the Ascent Warrants were increased from 11,111 shares to 33,333 shares as part of a side letter agreement - see Note 5 for further information. The April 20 modification resulted in an increase in fair value of the Ascent Warrants, from $0.8 million to $2.2 million, was recognized under financing costs on the condensed consolidated statements of operations during the three and six months ended June 30, 2026. The total financing costs recognized in connection with the Ascent Warrants during the three and six months ended June 30, 2026 was $2.2 million, representing issuance costs associated with the April 2026 Ascent PIPE Notes.

On April 29, 2026, the Ascent Warrants were modified to remove a cash settlement feature, which resulted in the modified Ascent Warrant meeting all of the criteria for equity classification. The Company recognized a gain of $0.4 million for the change in fair value of the Ascent Warrant liability, prior to reclassifying the warrant liability to additional paid-in capital.

As of December 31, 2025, the Company had four classes of warrants totaling 17,536,750, consisting of 9,487,500 Public Warrants, 7,347,500 Private Placement Warrants, 569,250 Representative’s Warrants, and 132,500 HCW Warrants. Each warrant is exercisable into 1/7,500 of a share, as affected by the Reverse Stock Splits, but only whole shares of common stock can be issued.

	Exercise price	Expiration date	Number of shares underlying warrants
Public Warrants	$86,250.00	7/11/2030	1,265
Private Placement Warrants	$86,250.00	7/11/2030	980
Representative’s Warrants	$86,250.00	7/11/2030	75
HCW Warrants	$75.00	7/11/2030	17
			2,337

Note 9 — Stock Option Plan

In 2010, Legacy Profusa adopted the 2010 Equity Incentive Plan (the “2010 Plan”) under which 1,066 shares, as adjusted for the Reverse Stock Splits, of the Company’s common stock have been initially reserved for issuance to employees, directors and consultants. In October 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), that will replace the 2010 Plan. All previously issued options under the 2010 Plan will be held under the new plan, with no additional impact to the option holders.

On May 7, 2026, The Company’s Board of Directors approved an amendment to the Company’s 2025 Plan to increase the number of shares of common stock reserved and available for issuance under the 2025 Plan by 6,955 shares, after giving effect to the Company’s Reverse Stock Splits.

As of June 30, 2026, the total authorized and issuable shares under the 2025 Plan available for grant was 7,816 shares, as adjusted for the Reverse Stock Splits.

Activity under the Plan, as adjusted for the recapitalization and Reverse Stock Splits, is set forth below:

	Options Outstanding
Stock Option Activity	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2025	103	$23,181.00
Options granted	144	535.11
Options cancelled	—	—
Balances at March 31, 2026	247	$16,222.92
Options granted	—	—
Options cancelled	(2)	50,527.10
Balances at June 30, 2026	245	$15,942.88

Stock-Based Compensation Expense by Function

The following table is a summary of stock compensation expense by function recognized for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$157	$31	$312	$33
Research and development	31	51	63	54
Total stock-based compensation	$188	$82	$375	$87

Increase in stock based compensation for the three and six months ended June 30, 2026 is due to incremental grants issued subsequent to June 30, 2025.

Note 10 — Related Party Transactions

The Company has funded its operations to date primarily through private sales of convertible preferred stock, convertible notes, convertible loans payable and promissory notes. These investments have included various related parties. The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Nature of relationship	Description of investment or transaction	June 30, 2026	December 31, 2025
Tasly	Shareholder	Convertible note held at fair value(1)	$2,629	$2,290
NVAC Sponsor I, LLC	Shareholder	Convertible note held at fair value(1)	$2,114	$1,870
The founders	Shareholder	Promissory notes(1)	$410	$400
NVAC Sponsor I, LLC	Shareholder	Due to Related Party(2)	$41	$41

For the three months ended June 30, 2026 and 2025, related party interest expense was $5 thousand and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, related party interest expense was $10 thousand and $1.1 million, respectively.

(1)	See Note 5 for full disclosures on debt, including the convertible notes payable, convertible loans payable and promissory notes.
(2)	As of June 30, 2026 and December 31, 2025, $41 thousand relating to an administrative service fee remains outstanding which originated from the net assets of the Northview balance sheet that was brought over at the time of the merger at fair value and has had no change.

Note 11 — Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. In periods of net loss, the two-class method requires that losses be allocated only to common shareholders. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted-average shares outstanding, as the inclusion of common stock equivalents would be antidilutive. The common stock equivalents consist of stock options, convertible notes and convertible loans payable, warrants, and earnout shares. Accordingly, for the periods presented in which the Company incurred a net loss, basic and diluted net loss per share are the same.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, as adjusted for the Reverse Stock Splits (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(8,755)	$(2,348)	$(12,211)	$(5,064)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	57,676	258	37,372	258
Net loss per share attributable to common stockholders - basic and diluted:	$(151.80)	$(9,100.78)	$(326.74)	$(19,627.91)

The following outstanding shares of potentially dilutive securities, as adjusted for the recapitalization and the Reverse Stock Splits, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2026	2025
Convertible preferred stock	—	823
Convertible notes payable	—	1,956
Related party convertible notes payable at fair value (1)	310	—
Convertible loans payable - held at fair value (2)	751,012	—
Warrants	35,670	—
Options to purchase common stock	245	208
Earnout shares (3)	387	—
Total	787,624	2,987

(1)	Includes the assumed issuance of 183 shares of common stock for the conversion of Tasly Convertible Notes at $14,400.00 per share;
(2)	Includes the assumed issuance of 751,012 shares of common stock at the conversion price of $10.87 per share for the Ascent PIPE Notes, taking 95% of the lowest closing share price in the 10 trading days preceding June 30, 2026;
(3)	These earnout shares exclude 129 shares allocated to Milestone III, as Milestone III expired as of December 31, 2025.

Note 12 — Segments

The Company operates as one operating segment. The Company’s CODM is its Chief Executive Officer who reviews financial information presented on a consolidated net loss basis as reported on the condensed consolidated statement of operations, in order to make decisions about allocating resources and assessing performance for the entire Company. The CODM also utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM function approves key operating and strategic decisions. The CODM function views the Company’s operations and manages its business on a consolidated basis and as a single reportable operating segment.

The CODM function is regularly provided with the following significant segment expenses. Significant expenses include research and development and general and administrative expenses, which are each separately presented in the Company’s condensed consolidated statements of operations. The CODM reviews significant expenses within both the research and development and the general and administrative categories. Other segment items within net loss include interest expense, loss on change in fair value of convertible notes, gain on change in fair value of warrant liabilities, loss on disposal of digital assets, gain on extinguishment of PPP loan, financing costs and other income. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research personnel compensation costs, including stock-based compensation	$289	$320	$586	$658
Contract research organization and regulatory costs	431	—	1,066	—
Administrative personnel compensation costs, including stock-based compensation	653	401	1,352	736
Rent and office costs	96	118	223	318
Legal and accounting costs	379	110	1,599	649
Other expenses (1)	697	54	1,725	66
Total segment expenses	2,545	1,003	6,551	2,427
Loss from operations	(2,545)	(1,003)	(6,551)	(2,427)
Other income (expense):
Loss on change in the fair value of convertible notes	(4,251)	(153)	(5,048)	(309)
Gain on change in fair value of warrant liabilities	418	—	676	—
Loss on disposal of digital assets	—	—	(295)	—
Interest expense (including related parties amounts of $5 and $533 for the three months ended June 30, 2026 and 2025, and $10 and $1,142 for the six months ended June 30, 2026 and 2025, respectively)	(21)	(1,193)	(39)	(2,328)
Gain on extinguishment of PPP loan	—	—	1,391	—
Financing costs	(2,410)	—	(2,470)	—
Other income	54	1	125	—
Total other expense, net	(6,210)	(1,345)	(5,660)	(2,637)
Net loss	$(8,755)	$(2,348)	$(12,211)	$(5,064)

(1)	Other expenses includes public relations costs, insurance costs, third party professional services and consulting costs and small balances of research materials and supplies.

The Company has no significant long-lived assets recognized on the condensed consolidated balance sheets. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Note 13 — Subsequent Events

The Company has evaluated its subsequent events as of June 30, 2026, through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

Common Stock

As disclosed in Note 1 — Organization, Description of Business, Going Concern and Significant Risks and Uncertainties, the Company effected a 1-for-25 reverse stock split of its common stock on July 7, 2026 and effected a 1-for-4 reverse stock split of its common stock on August 17, 2026. In result, all share and per-share information presented in these condensed consolidated financial statements has been retroactively adjusted to reflect the July and August Reverse Stock Splits.

During July 2026, the Company issued 121,152 shares of the Company’s common stock for settlement of $0.9 million of principal and interest on the Company’s convertible loans payable.

Warrant Amendment

On August 12, 2026, the Company’s Board of Directors approved an amendment to the warrant conversion price related to the August Reverse Stock Split. Prior to the Company’s August Reverse Stock Split, the Company had 17,404,250 outstanding Warrants (excluding the Ascent Warrants) to purchase 9,282 shares of Common Stock, with each whole Warrant being exercisable under the Warrant Agreement to purchase one Warrant Share, with an exercise price of $21,562.50 per Warrant Share. After giving effect to the August Reverse Stock Split, these 17,404,250 Warrants will be exercisable for a total of 2,320 shares of Common Stock, with each whole Warrant exercisable to purchase 1/7,500th of a Warrant Share, and the exercise price shall be adjusted to $86,250.00 per whole Warrant Share. After giving effect to the August Reverse Stock Split, one Warrant Share will be issuable upon the exercise of 7,500 Warrants for an aggregate exercise price of $86,250.00. The impact of the August Reverse Stock Split on exercise price for the Ascent Warrants is discussed in “Amendment No. 5 on the PIPE Subscription Agreement” below.

G3 Acquisition Term Sheet

On July 2, 2026, the Company entered into a non-binding term sheet with a privately held commercial-stage health diagnostics and toxicology testing company regarding a proposed acquisition. The proposed transaction is subject to the completion of due diligence, negotiation and execution of definitive agreements, receipt of required stockholder, stock exchange, regulatory and third-party approvals, completion of contemplated debt conversions, receipt of audited financial statements of the target company, and other customary closing conditions.

The term sheet contemplates consideration consisting of shares of the Company’s common stock equal to 19.99% of the Company’s then-issued and outstanding common shares and shares of non-voting convertible preferred stock, with conversion of the preferred stock subject to stockholder approval. The proposed transaction also contemplates the exchange of certain outstanding obligations of the Company for preferred stock and approximately $7.0 million of financing in connection with the closing. The term sheet does not obligate either party to consummate the proposed transaction, and there can be no assurance that definitive agreements will be executed or that the proposed transaction will be completed. Because the terms remain subject to negotiation and the transaction may not be completed, the Company is currently unable to estimate the financial statement effects of the proposed transaction. No amounts related to the proposed transaction have been recognized in the accompanying condensed consolidated financial statements as of June 30, 2026.

Subsequent to signing the non-binding term sheet, the Company entered into an option agreement to acquire G3 on July 31, 2026, which superseded the abovementioned term sheet.

Changes in Directors and Executive Officers

Effective July 21, 2026, Jack Stover was appointed Executive Chairman and Chief Executive Officer and Ben Hwang was appointed President. On July 26, 2026, Mr. Hwang resigned from the Board while continuing to serve as President, and Liviu Goldenberg was appointed as an independent director.

Option Agreement to Acquire G3

On July 31, 2026, the Company entered into an option agreement with certain stockholders of G3 Vision Labs Inc. (“G3”), pursuant to which the Company obtained the right, but not the obligation, to acquire 100% of the outstanding equity securities of G3 (the “Call Option”). G3 owns all or substantially all of the equity securities of Med Screen Laboratories Inc., Dominion Diagnostics LLC and Acutis Diagnostics Inc. If the Call Option is exercised and the contemplated acquisition is completed, G3 and its subsidiaries would become direct or indirect subsidiaries of the Company.

The Company’s ability to exercise the Call Option is subject to the satisfaction of various conditions, including the Company or G3 consummating, or obtaining binding commitments for, one or more financings resulting in aggregate gross proceeds of at least $30.0 million; the refinancing, repayment or other satisfaction of certain G3 indebtedness or receipt of applicable lender consents; receipt of certain Company stockholder and Nasdaq approvals; continued listing of the Company’s common stock on Nasdaq; release of the sellers from certain obligations relating to indebtedness of the target companies; and execution of definitive acquisition documents. The Call Option expires 90 days after the target companies provide the Company with specified audited and reviewed financial information.

As consideration for the Call Option, the Company issued to the sellers an aggregate of 50,280 shares of common stock and 52,903.566 shares of newly designated Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). The Call Option consideration is not subject to a lock-up period but are subject to registration on a future Form S-1 which will be filed at the earliest commercial reasonable date. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock following receipt of the required stockholder approval, subject to certain beneficial ownership limitations. If the Company exercises the Call Option, the sellers will be entitled to receive an additional 53,918.113 shares of Series A Preferred Stock. If the conditions to exercise the Call Option are not satisfied or the Call Option is not exercised, the sellers will retain the common stock and Series A Preferred Stock issued as consideration for the grant of the Call Option.

If the acquisition closes and 18 months following the closing, the required stockholder approval for conversion of the Series A Preferred Stock has not been obtained and the Company is unable or otherwise fails to deliver the common shares issuable upon conversion, each seller may elect to require the Company to redeem its Series A Preferred Stock for cash at an amount based on the then-current fair value of the underlying common stock. The Company is currently evaluating the appropriate accounting treatment for the Option Agreement and the related equity issuances. As of the date these condensed consolidated financial statements were issued, the Company had not completed its evaluation or determined the fair value of the consideration issued and, therefore, a reasonable estimate of the financial statement effect could not be made.

In connection with entering into the Option Agreement, the Company was invoiced by its financial advisor for a cash success fee of $0.6 million and 3,037.381 shares of Series A Non-Voting Convertible Preferred Stock. The Company also incurred transaction-related employee bonuses as a result of executing the Option Agreement, with an aggregate contractual amount of $2.6 million, consisting of $0.4 million payable in cash and $2.2 million payable in equity awards. The Company also incurred legal and other professional fees as a result of executing the Option Agreement, for which the amount is being finalized.

As of the date these condensed consolidated financial statements were issued, the Company had not completed its evaluation of the recognition, classification and measurement of the Option Agreement consideration and related equity-denominated transaction costs and compensation. Accordingly, although certain contractual amounts are known, the Company had not determined the total financial statement effect of the Option Agreement and related transactions. As of the date these condensed consolidated financial statements were issued, the Call Option had not been exercised and the contemplated acquisition had not been completed.

Convertible Promissory Note – Related Party

On July 31, 2026, the Company entered into Amendment No. 2 to the Note Modification and Conversion Agreement with NorthView Sponsor I, LLC. The amendment increased the beneficial ownership limitation applicable to conversions under the note to 49.9% of the Company’s outstanding common stock following conversion and established the conversion price as the closing price of the Company’s common stock on July 31, 2026. The amendment also provides that the number of shares issuable upon conversion will equal 122% of the principal amount being converted divided by the conversion price. All other material terms of the agreement remain in effect.

On August 12, 2026, NorthView Sponsor I, LLC converted $1.3 million of principal outstanding under the convertible Promissory Note – Related Party into 301,991 shares of the Company’s common stock at a conversion price of $4.28 per share.

Reduction in Force

Subsequent to June 30, 2026, the Company implemented cost reduction measures designed to preserve liquidity and reduce operating expenses. These measures included a reduction in force that reduced the Company’s workforce from 11 employees to 5 employees.

Amendment No. 5 on the PIPE Subscription Agreement with Ascent

On August 12, 2026, the Company executed the 5th amendment to the Ascent Convertible Note Agreement for which the Company received an additional tranche of $0.7 million on August 13, 2026, which bears interest at 7% per annum and matures on August 12, 2027. In connection with Amendment No. 5, the Company also amended the exercise price of the Ascent Warrants to $1.07 per share.

Issuance of Series A Preferred Stock upon Settlement of Liabilities

On August 18, 2026, the Company issued 4,271.298 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) in settlement of approximately $4.6 million of outstanding liabilities, consisting of approximately $3.2 million owed to financial advisors and vendors, $0.8 million of accrued employee bonuses and $0.6 million of convertible notes payable. The Series A Preferred Stock is not subject to a lock-up period and is subject to registration on a future Form S-1 to be filed at the earliest commercially reasonable date. Each share of Series A Preferred Stock is convertible into 250 shares of the Company’s common stock, after giving effect to the August Reverse Stock Split, following receipt of the required stockholder approval and subject to certain beneficial ownership limitations.

Further, on August 19, 2026, the Company entered into an exchange agreement with Ascent Partners Fund LLC pursuant to which the full balance of their convertible notes shall be exchanged into shares of Series A Preferred Stock upon the exercise of the Company’s option under the Option Agreement. Pursuant to the exchange agreement, the existing Ascent notes are expected to be exchanged for shares of Series A Preferred Stock at a rate of 0.93458 shares of Preferred Stock for every $1,000 in aggregate principal, accrued and unpaid interest, and any other amounts owed on these existing convertible notes. The shares of Series A Preferred Stock to be issued pursuant to the exchange agreement may be converted to Common Stock at a conversion price of $4.28 per share of Common Stock. The balance of the liabilities expected to be exchanged as of the date of the agreement and the date of the issuance of these condensed consolidated financial statements is approximately $6.1 million in total, which is made up of approximately $5.5 million of principal and approximately $0.6 million of accrued interest.

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

Business Overview

We are a clinical-stage digital health and medical technology company focused on developing biosensing solutions to improve health outcomes for patients in a variety of different diseases and conditions. Our first product is Lumee Oxygen, which enables physicians to ascertain the extent of perfusion, or passage of blood through the circulatory system to an organ or tissue, in patients with Critical Limb Ischemia (“CLI”) both during and after endovascular revascularization procedures. Lumee Oxygen received regulatory approval in Europe through the attainment of a CE mark which subsequently lapsed in 2020. The Company is working to obtain a renewed CE Mark for commercialization in Europe in order to generate revenues in 2027. In addition, prior to commercialization in the U.S., Lumee Oxygen must obtain FDA clearance or approval.

The latest version of Lumee Oxygen is called Wireless Lumee Oxygen System. It has multiple components, one of which is a microsensor that is injected into the tissue of the patient using a hypodermic needle. The sensor is designed so it does not need to be removed as it overcomes the foreign body response that usually inhibits the ability of permanent implants to function. The sensor contains no electronics, utilizing luminescence to send a light signal to a reader that is placed over the incision site, which in turn can send a signal to an app on a smartphone. This system targets diabetics and pre-diabetics to allow them real-time access to their glucose data, at a price point that our management thinks is comparable or lower to existing systems.

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

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. As of June 30, 2026, the Company may be required to seek additional equity or debt financing to commercialize its products. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of, or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and results of operations.

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

Nasdaq Continued Listing

On September 11, 2025, Nasdaq notified us that we were not in compliance with the Minimum Bid Price Requirement and the MVLS Requirement and provided us with an initial 180-day compliance period, or until March 10, 2026, to regain compliance. On October 27, 2025, Nasdaq further notified us that our market value of publicly held shares had been below the Market Value Requirement for the prior 30 consecutive business days and provided us with an initial 180-day compliance period, or until April 27, 2026, to regain compliance with the requirement.

On March 11, 2026, Nasdaq notified us that we had not regained compliance with the Minimum Bid Price Requirement or the MVLS Requirement by the March 10, 2026 deadline and that our securities were therefore subject to delisting from The Nasdaq Global Market on those bases. We appealed that determination and appeared before the Nasdaq Hearings Panel on April 21, 2026. On April 28, 2026, Nasdaq also notified us that we had not regained compliance with the MVPHS Requirement by the April 27, 2026 deadline, that this constituted an additional basis for delisting, and that the Nasdaq Hearings Panel would consider this deficiency in connection with its decision; we submitted our response within the required timeframe.

On May 6, 2026, Nasdaq notified us that the Nasdaq Hearings Panel had granted our request for continued listing on Nasdaq subject to certain conditions. As a condition to the exception, we were required to file an application to transfer our listing to The Nasdaq Capital Market by May 11, 2026, obtain stockholder approval for a reverse stock split by June 23, 2026, and demonstrate compliance with the minimum bid price requirement and Nasdaq’s stockholders’ equity requirement by July 20, 2026. On July 10, 2026, Nasdaq approved our requested extension to demonstrate compliance by July 31, 2026. We were also required to promptly notify the Panel of any significant events during the exception period that could affect our compliance, and the Panel reserved the right to reconsider the terms of the exception if it determined continued listing was inadvisable or unwarranted. On May 13, 2026, we received Nasdaq’s notice confirming the transfer to The Nasdaq Capital Market, effective on May 15, 2026.

We legally issued shares of our common stock and Series A Non-Voting Convertible Preferred Stock pursuant to the Option Agreement described in Note 13 on July 31, 2026, and there are no remaining conditions that would affect the recognition of the issued equity. Therefore, we believe that as of July 31, 2026, we had at least $2.5 million of stockholders’ equity as required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which represents an alternative continued listing standard to the $35.0 million market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2). As of the date these condensed consolidated financial statements were issued, we are awaiting formal confirmation from Nasdaq that we have demonstrated compliance with the applicable continued listing requirement.

There can be no assurance that we will timely satisfy the remaining conditions or otherwise maintain compliance with Nasdaq’s continued listing standards. If we do not timely regain compliance with the applicable Nasdaq listing requirements, Nasdaq may commence delisting proceedings, suspend trading of our securities, or otherwise take action that could result in the removal of our securities from Nasdaq. Any such event could materially and adversely affect the liquidity and market price of our securities, limit our ability to raise capital, and adversely affect our business, financial condition, and results of operations.

Reverse Stock Splits

On August 17, 2026, we effected a 1-for-4 reverse stock split of our common stock (the “August Reverse Stock Split”). The August Reverse Stock Split did not change the par value of common stock, which remained $0.0001 per share, or the authorized number of shares of common stock. No fractional shares were issued in connection with the August Reverse Stock Split.

On July 7, 2026, we effected a 1-for-25 reverse stock split of our common stock (the “July Reverse Stock Split”). The July Reverse Stock Split did not change the par value of common stock, which remained $0.0001 per share, or the authorized number of shares of common stock. No fractional shares were issued in connection with the July Reverse Stock Split.

On February 9, 2026, we effected a 1-for-75 reverse stock split of our common stock (the “February Reverse Stock Split”). The February Reverse Stock Split did not change the par value of common stock, which remained $0.0001 per share, or the authorized number of shares of common stock. No fractional shares were issued in connection with the February Reverse Stock Split.

The August Reverse Stock Split, July Reverse Stock Split, and the February Reverse Stock Split are collectively referred to herein as the “Reverse Stock Splits.” All share and per share information has been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented.

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

Paycheck Protection Program (“PPP”) Loan Forgiveness

We applied for loan forgiveness for the remaining PPP loan in December 2025. On February 11, 2026, we received approval for forgiveness from the Small Business Administration for the full $1.4 million principal loan balance. We recognized a gain on the extinguishment of the PPP Loan of $1.4 million within Gain on extinguishment of PPP loan on the condensed consolidated statements of operations during the six months ended June 30, 2026.

Sale of Digital Assets

On March 11, 2026, we made the determination to terminate our Bitcoin treasury reserve strategy in light of current market conditions and our capital allocation priorities. During the six months ended June 30, 2026, we sold 16.51 Bitcoins for an aggregate amount of $1.2 million, resulting in realized losses of $0.3 million.

Amendments on Related-party Convertible Promissory Note

On March 20, 2026, we entered into an amendment for our related-party promissory note to extend the maturity date from January 11, 2026 to December 31, 2026. On April 6, 2026, we amended the related party convertible promissory note to update the conversion price to $76.00 per share, as adjusted for the Reverse Stock Splits, and concurrently approved the potential conversion of the entire outstanding principal balance of $1.9 million. The agreement amendment was subsequently rescinded on April 7, 2026 and is voided. The contemplated conversion was not consummated, no conversion shares were issued and the entire outstanding principal balance remained outstanding.

On April 24, 2026, the Company entered into a Note Modification and Conversion Agreement with NorthView Sponsor I LLC, amending that certain Promissory Note to establish an outstanding non-interest-bearing principal balance of $1.9 million, retained the December 31, 2026 maturity date and provided the holder with the option to convert the outstanding principal into shares of the Company’s common stock. Subsequently, on April 29, 2026, the Company entered into Amendment No. 1 to the Note Modification and Conversion Agreement, adding a covenant that restricts the issuance of conversion shares in excess of 19.99% of the issued and outstanding common stock unless and until prior stockholder approval is obtained.

On July 31, 2026, we entered into Amendment No. 2 to the Note Modification and Conversion Agreement with NorthView Sponsor I LLC. The amendment increased the beneficial ownership limitation applicable to conversions under the note to 49.9% of our outstanding common stock following conversion and established the conversion price as the closing price of our common stock on July 31, 2026. The amendment also provides that the number of shares issuable upon conversion will equal 122% of the principal amount being converted divided by the conversion price. All other material terms of the agreement remain in effect.

On August 12, 2026, NorthView Sponsor I LLC converted $1.3 million of principal outstanding under the convertible Promissory Note – Related Party into 301,991 shares of our common stock at a conversion price of $4.28 per share.

Amendment No. 4 on the PIPE Subscription Agreement

On April 2, 2026, we entered into Amendment No. 4 to our PIPE Subscription Agreement and related Pledge Agreement with Ascent. Under Amendment No. 4, we may request funding with an aggregate principal amount of up to $12.2 million under the facility, subject to the terms and conditions of the amended agreements. The $12.2 million principal amount referenced in Amendment No. 4 represents the remaining available borrowing capacity under the existing Ascent PIPE financing arrangement and is not in addition to the original aggregate facility.

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

In connection with the additional closing on April 2, 2026, we issued an Ascent PIPE Note with an aggregate principal amount of approximately $0.6 million. The note matures on April 2, 2027, bears interest at 12% per annum and is convertible into shares of our common stock, subject to the terms of the note. As consideration for Ascent’s participation in the April 2, 2026 additional closing, Ascent earned a warrant (“Ascent Warrant”) to purchase 11,111 shares of our common stock at an exercise price of $50.00 per share, as adjusted for the July and August Reverse Stock Splits. The Ascent Warrant was exercisable on a cash or cashless basis for a period of five years and was subject to a 9.99% beneficial ownership limitation and customary anti-dilution adjustments.

In connection with the additional closing on April 20, 2026, we issued an Ascent PIPE Note with an aggregate principal amount of approximately $1.1 million. The note matures on April 20, 2027, bears interest at 12% per annum and is convertible into shares of our common stock, subject to the terms of the note. In connection with the April 20, 2026 closing, we entered into a side letter agreement with Ascent pursuant to which Ascent waived certain defaults under the Purchase Agreement and we issued a replacement Ascent Warrant that replaced the warrant earned on April 2, 2026. The replacement warrant increased the number of shares issuable upon exercise from 11,111 shares to 33,333 shares, as adjusted for the July and August Reverse Stock Splits, retained an exercise price of $50.00 per share and is exercisable on a cash or cashless basis through April 20, 2031. We also agreed to provide Ascent with demand and piggyback registration rights with respect to the underlying shares.

In connection with the issuance of the replacement warrant, Ascent entered into a lock-up agreement, dated April 20, 2026, pursuant to which Ascent agreed not to transfer the shares underlying the replacement warrant for 120 days, expiring August 22, 2026, subject to customary exceptions. Any permitted transferee is required to execute a lock-up agreement on substantially similar terms.

On April 29, 2026, the Company and Ascent Partners Fund LLC entered into an amendment to an existing Warrant to Purchase Shares of common stock, which eliminated the provisions relating to the automatic conversion or assumption of the warrant in connection with Fundamental Transactions.

Warrant Amendment

On August 12, 2026, our Board of Directors approved an amendment to the warrant conversion price related to the August Reverse Stock Split. Prior to the August Reverse Stock Split, we had 17,404,250 outstanding Warrants (excluding the Ascent Warrants) to purchase 9,282 shares of our Common Stock, with each whole Warrant being exercisable under the Warrant Agreement to purchase one Warrant Share, with an exercise price of $21,562.50 per Warrant Share. After giving effect to the August Reverse Stock Split, these 17,404,250 Warrants will be exercisable for a total of 2,320 shares of Common Stock, with each whole Warrant exercisable to purchase 1/7,500th of a Warrant Share, and the exercise price shall be adjusted to $86,250.00 per whole Warrant Share. After giving effect to the August Reverse Stock Split, one Warrant Share will be issuable upon the exercise of 7,500 Warrants for an aggregate exercise price of $86,250.00. The impact of the August Reverse Stock Split on exercise price for the Ascent Warrants is discussed in “Amendment No. 5 on the PIPE Subscription Agreement” below.

Amendment No. 5 on the PIPE Subscription Agreement

On August 12, 2026, we executed the 5th amendment to the Ascent Convertible Note Agreement for which we received an additional tranche of $0.7 million on August 13, 2026, which bears interest at 7% per annum and matures on August 12, 2027. In connection with Amendment No. 5, we also amended the exercise price of the Ascent Warrants to $1.07 per share.

ELOC

During the six months ended June 30, 2026, approximately $2.9 million representing 93,020 shares of our common stock, as adjusted for the Reverse Stock Splits, were sold pursuant to the ELOC Purchase Agreement.

Proposed Bio Insights Acquisition

On April 1, 2026, we entered into a Letter of Intent (“LOI”) with Bio Insights LLC (“Seller” or “Bio Insights”) for the proposed acquisition of Bio Insight’s PanOmics Assay. On April 21, 2026, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bio Insights, pursuant to which we agreed to acquire substantially all of the know-how assets related to Seller’s PanOmics Assay, an integrated NGS multi-omics analysis platform used in drug discovery and precision medicine (the “Purchased Assets”). The Purchased Assets include proprietary methodologies, data, processes, algorithms, software, databases, and related goodwill, but exclude patent rights and biological samples (which remain with Seller, subject to an exclusive sample access license granted to the Company).

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

On May 22, 2026, the parties entered into a First Amendment to the Asset Purchase Agreement, which removed the provision requiring the Company to allocate 12% of fully diluted common stock to certain members of management. Stockholder approval was obtained on June 23, 2026 and it remains subject to other customary conditions.

The Asset Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions, including a five-year non-compete, 24-month transition assistance, and a voting agreement. The closing is subject to customary conditions which have not yet been satisfied. Either party may terminate if the closing has not occurred on or before September 30, 2026.

G3 Acquisition Term Sheet

On July 2, 2026, we entered into a non-binding term sheet regarding the proposed acquisition of a privately held commercial-stage health diagnostics and toxicology testing company. The proposed transaction remains subject to due diligence, negotiation and execution of definitive agreements, receipt of required stockholder, stock exchange, regulatory and third-party approvals, completion of contemplated debt conversions, receipt of audited financial statements of the target company, and other closing conditions. The contemplated transaction would include the issuance of common and non-voting convertible preferred stock, the proposed exchange of certain outstanding obligations for preferred stock, and approximately $7.0 million of financing at closing. The contemplated financing is not committed, remains subject to due diligence and definitive documentation, and has not been included as an available source of liquidity in our assessment of our ability to meet our obligations. There can be no assurance that definitive agreements will be executed or that the proposed transaction or related financing will be completed.

Subsequent to signing the non-binding term sheet, we entered into option agreement to acquire G3 on July 31, 2026, which superseded the abovementioned term sheet.

Option Agreement to Acquire G3

On July 31, 2026, we entered into an option agreement with certain stockholders of G3 Vision Labs Inc. (“G3”), pursuant to which we obtained the right, but not the obligation, to acquire 100% of the outstanding equity securities of G3. G3 owns all or substantially all of the equity securities of Med Screen Laboratories Inc., Dominion Diagnostics LLC and Acutis Diagnostics Inc. Our ability to exercise the option is subject to various conditions, including our or G3’s completion of, or receipt of binding commitments for, one or more financings resulting in aggregate gross proceeds of at least $30.0 million; the refinancing, repayment or other satisfaction of certain G3 indebtedness or receipt of applicable lender consents; receipt of required stockholder and Nasdaq approvals; continued listing of our common stock on Nasdaq; release of the sellers from certain obligations relating to indebtedness of the target companies; and execution of definitive acquisition documents. The option expires 90 days after the target companies provide us with specified audited and reviewed financial information.

As consideration for the grant of the option, we issued an aggregate of 50,280 shares of our common stock and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock. The Call Option consideration are not subject to a lock-up period but are subject to registration on a future Form S-1 which will be filed at the earliest commercial reasonable date. The issuance of these securities did not generate cash proceeds and has not been included as an available source of liquidity in our assessment of our ability to meet our obligations. If we exercise the option, the sellers will be entitled to receive an additional 53,918.113 shares of Series A preferred stock. The contemplated $30.0 million financing has not been completed, remains subject to binding commitments and other conditions, and has not been included as an available source of liquidity. There can be no assurance that the conditions to exercise the option will be satisfied, that the required financing will be obtained, or that the contemplated acquisition will be completed.

In connection with entering into the Option Agreement, we were invoiced by our financial advisor for a cash success fee of $0.6 million and 3,037.381 shares of Series A Non-Voting Convertible Preferred Stock. We also incurred transaction-related employee bonuses with an aggregate contractual amount of $2.6 million, consisting of $0.4 million payable in cash and $2.2 million payable in equity awards. We also incurred legal and other professional fees, for which the amount is being finalized.

Changes in Directors and Executive Officers

Effective July 21, 2026, Jack Stover was appointed Executive Chairman and Chief Executive Officer and Ben Hwang was appointed President. On July 26, 2026, Mr. Hwang resigned from the Board while continuing to serve as President, and Liviu Goldenberg was appointed as an independent director.

Reduction in Force

Subsequent to June 30, 2026, we implemented cost reduction measures designed to preserve our liquidity and reduce operating expenses. These measures included a reduction in force that reduced our workforce from 11 employees to 5 employees.

Principles of Accounting and Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and pursuant to applicable rules and regulations of the SEC and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2026 and 2025 and the results of operations and cash flows for the periods then ended. The accompanying condensed consolidated financial statements include the accounts of Profusa Inc. and its wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”). All intercompany balances and transactions have been eliminated in consolidation.

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

Loss on Change in the Fair Value of Convertible Notes

We elected to apply the fair value option to account for (i) the convertible notes issued between June 2023 and March 2024 (the “Tasly Convertible Note”), (ii) the Ascent PIPE Notes and (iii) the Northview Sponsor working capital promissory note. Loss on change in the fair value of convertible notes comprise of the change in fair value of the Company’s convertible notes and its related accrued interest on the convertible notes. These abovementioned notes were recorded at fair value at inception and are subject to remeasurement to fair value at each balance sheet date, with the change in fair value reflected in our condensed consolidated statements of operations.

Gain on Change in Fair Value of Warrant Liabilities

The change in fair value of our private and representatives warrant liabilities that we acquired as a result of our Business Combination and the change in fair value of our Ascent Warrants are reflected in this financial statement line item.

Loss on Disposal of Digital Assets

The change in fair value of Bitcoins that we held during the respective periods is reflected in this financial statement line item.

Interest Expense

Interest expense consists primarily of the interest on our convertible senior notes, promissory notes, and PPP Loan.

Gain on Extinguishment of PPP Loan

The gain on the extinguishment of our PPP loan is reflected in this financial statement line item.

Financing Costs

Financing costs consists of costs in relation to our forward share issuance, issuance of shares under the ELOC Purchase Agreement and noncash warrant issuance expense related to the Ascent Warrants.

Other Income

Other income consists primarily of interest income earned from our operating cash account and a short-term sublease of a portion of our facilities.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$823	$393	$430	109%
General and administrative	1,722	610	1,112	182%
Total operating expenses	2,545	1,003	1,542	154%
Loss from operations	(2,545)	(1,003)	(1,542)	154%

Other income (expenses)
Loss on change in the fair value of convertible notes	(4,251)	(153)	(4,098)	2678%
Gain on change in fair value of warrant liabilities	418	—	418	—%
Interest expense (including related parties amounts of $5 and $533 for the three months ended June 30, 2026 and 2025, respectively)	(21)	(1,193)	1,172	(98)%
Financing costs	(2,410)	—	(2,410)	—%
Other income	54	1	53	5300%
Total other expense, net	(6,210)	(1,345)	(4,865)	362%
Net loss	$(8,755)	$(2,348)	$(6,407)	273%

Research and Development – Research and development expenses increased by $0.4 million, or 109%, to $0.8 million during the three months ended June 30, 2026 from $0.4 million during the three months ended June 30, 2025. The increase was driven primarily by the increase in regulatory and contract research organization (“CRO”) costs of $0.4 million, which is in line with our focus on research and development to complete device functionality and reach the point of commercialization in the near future.

General and Administrative – General and administrative expenses increased by $1.1 million, or 182%, to $1.7 million during the three months ended June 30, 2026 from $0.6 million during the three months ended June 30, 2025. The increase was driven primarily by an increase in legal, accounting and other third party professional services of $0.7 million, personnel costs of $0.3 million, and an increase to insurance fees of $0.1 million.

Loss on Change in the Fair Value of Convertible Notes – Loss on change in the fair value of convertible notes increased by $4.1 million, or 2,678%, to $4.3 million during the three months ended June 30, 2026 from a loss of $0.2 million during the three months ended June 30, 2025. The loss recognized during the three months ended June 30, 2026 was primarily driven by the losses on the remeasurement of the NVAC Convertible Promissory Note of $0.2 million and the losses on the remeasurement of the Ascent PIPE Notes of approximately $3.9 million. During the three months ended June 30, 2025, the entirety of the loss on change in the fair value of convertible notes was due to the remeasurement of the Tasly Convertible Note.

Gain on Change in Fair Value of Warrant Liabilities – Gain on change in the fair value of warrant liabilities was $0.4 million during the three months ended June 30, 2026 primarily due to the decline in our stock price during the same period. The change in fair value of warrant liabilities reflects the remeasurement impact of the Ascent Warrant when it was modified on April 29, 2026 to remove a cash settlement provision pursuant to the warrant agreement and the remeasurement of our existing private and representative’s warrant liabilities acquired as a result of the Business Combination.

Interest Expense – Interest expense decreased by $1.2 million, or 98%, to less than $0.1 million during the three months ended June 30, 2026, from $1.2 million during the three months ended June 30, 2025. The decrease was primarily due to the conversion of the entirety of our junior convertible debt and a significant portion of our convertible senior notes at the closing of our Business Combination.

Financing Costs – Increased by $2.4 million due to $2.2 million of Ascent Warrant issuance expense, $0.1 million from the loss on settlement of forward share issuance contract, with the remaining increase related to the issuance of shares under the ELOC Purchase Agreement during the three months ended June 30, 2026.

Other Income – Other income increased by $0.1 million, or 5,300%, during the three months ended June 30, 2026 primarily due to sublease income recognized during the period.

Comparison of the six months ended June 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$1,969	$827	$1,142	138%
General and administrative	4,582	1,600	2,982	186%
Total operating expenses	6,551	2,427	4,124	170%
Loss from operations	(6,551)	(2,427)	(4,124)	170%

Other income (expenses)
Loss on change in the fair value of convertible notes	(5,048)	(309)	(4,739)	1534%
Gain on change in fair value of warrant liabilities	676	—	676	—%
Loss on disposal of digital assets	(295)	—	(295)	—%
Interest expense (including related parties amounts of $10 and $1,142 for the six months ended June 30, 2026 and 2025, respectively)	(39)	(2,328)	2,289	(98)%
Gain on extinguishment of PPP loan	1,391	—	1,391	—%
Financing costs	(2,470)	—	(2,470)	—%
Other income	125	—	125	—%
Total other expense, net	(5,660)	(2,637)	(3,023)	115%
Net loss	$(12,211)	$(5,064)	$(7,147)	141%

Research and Development – Research and development expenses increased by $1.1 million, or 138%, to $2.0 million during the six months ended June 30, 2026 from $0.8 million during the six months ended June 30, 2025. The increase was driven primarily by the increase in regulatory and contract research organization (“CRO”) costs of $1.1 million, which is in line with our focus on research and development to complete device functionality and reach the point of commercialization in the near future.

General and Administrative – General and administrative expenses increased by $3.0 million, or 186%, to $4.6 million during the six months ended June 30, 2026 from $1.6 million during the six months ended June 30, 2025. The increase was primarily driven by an increase in legal, accounting and other third party professional services of $1.8 million, personnel costs of $0.6 million, and an increase to insurance fees of $0.4 million.

Loss on Change in the Fair Value of Convertible Notes – Loss on change in the fair value of convertible notes increased by $4.7 million, or 1,534%, to $5.0 million during the six months ended June 30, 2026 from a loss of $0.3 million during the six months ended June 30, 2025. The loss recognized during the six months ended June 30, 2026 was primarily driven by the losses on the remeasurement of the NVAC Convertible Promissory Note of $0.2 million and the losses on the remeasurement of the Ascent PIPE Notes of approximately $4.5 million. During the six months ended June 30, 2025, the entirety of the loss on change in the fair value of convertible notes was due to the remeasurement of the Tasly Convertible Note.

Gain on Change in Fair Value of Warrant Liabilities – Gain on change in the fair value of warrant liabilities was $0.7 million during the six months ended June 30, 2026 due to the decline in our stock price during the same period. The change in fair value of warrant liabilities reflects the remeasurement impact of the Ascent Warrant when it was modified on April 29, 2026 to remove a cash settlement provision pursuant to the warrant agreement and the remeasurement of our existing private and representative’s warrant liabilities acquired as a result of the Business Combination.

Loss on Disposal of Digital Assets – Loss on disposal of digital assets was $0.3 million during the six months ended June 30, 2026. We did not have any Bitcoin during the six months ended June 30, 2025.

Interest Expense – Interest expense decreased by $2.3 million, or 98%, to $39 thousand during the six months ended June 30, 2026, from $2.3 million during the six months ended June 30, 2025. The decrease was primarily due to the conversion of the entirety of our junior convertible debt and a significant portion of our convertible senior notes at the closing of our Business Combination.

Gain on extinguishment of PPP loan – We recorded gain on extinguishment of PPP loan of $1.4 million due to the forgiveness of our PPP loan during the six months ended June 30, 2026.

Financing Costs – We recorded $2.5 million of financing costs due to $2.2 million of Ascent Warrant issuance expense, $0.1 million from the loss on settlement of forward share issuance contract, with the remaining increase related to the issuance of shares under the ELOC Purchase Agreement during the six months ended June 30, 2026.

Other Income – Other income increased by $0.1 million during the six months ended June 30, 2026 primarily due to sublease income recognized during the period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred recurring annual losses from operations, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. For the six months ended June 30, 2026 and 2025, we incurred a net loss of $12.2 million and $5.1 million, respectively. During the six months ended June 30, 2026 and 2025, we have used $5.2 million and $1.1 million, respectively, of cash in our operating activities. We have $14.0 million of convertible notes, convertible loans payable, promissory notes, other debts and interest due within twelve months from June 30, 2026.

We have been able to finance our operations primarily with the proceeds from the issuance of equity and debt instruments. For the six months ended June 30, 2026, we obtained net cash from financing activities of $3.1 million, compared to $1.0 million for the same period during 2025. We held cash of $0.7 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. Conditions exist that raise substantial doubt about our ability to continue as a going concern within one year from the date the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 are issued.

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

We expect that we will require additional financing to fund our operations and planned growth. We may seek to raise any additional capital through equity offerings or debt financings, additional credit or loan facilities or a combination of one or more of these funding sources. In the scenario that we are unable to acquire sufficient financing or financing on terms satisfactory to our management or Board of Directors, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. As of and for the three and six months ended June 30, 2026, there continue to be factors which raise substantial doubt about our ability to continue as a going concern.

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

Our principal uses of cash in recent periods have been funding our research and development activities, legal and bank transaction fees, and other personnel cost. Near-term capital requirements through June 30, 2027 leading to and supporting initial commercialization are estimated to total approximately $21.6 million and include further research and development to enable us to obtain the required regulatory approvals, manufacturing, commercialization and wide-scale marketing for our Lumee Oxygen and Lumee Glucose devices. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. For any periods after the twelve months subsequent to the filing of these financial statements as of June 30, 2026, we may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our production investments, the pace of our production ramp-up, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(5,208)	$(1,126)	$(4,082)
Investing activities	1,072	—	1,072
Financing activities	3,077	974	2,103
Net decrease in cash	$(1,059)	$(152)	$(907)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2026 of $5.2 million was primarily driven by our net loss of $12.2 million, adjusted for non-cash charges of $5.9 million and net cash inflows of $1.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash gain on extinguishment of our PPP loan of $1.4 million, loss on fair value of convertible notes of $5.0 million, stock-based compensation of $0.4 million, the loss on the disposal of digital assets of $0.3 million, gain on change in fair value of warrant liabilities of $0.7 million, and the warrant issuance expense of $2.2 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $0.5 million and an increase in prepaid expenses and other current assets of $0.4 million.

Investing Activities

Cash provided by investing activities was $1.1 million for the six months ended June 30, 2026, which was primarily due to the sale of our Bitcoins. We did not have any investing activities in the six months ended June 30, 2025.

Financing Activities

Cash provided by financing activities was $3.1 million for the six months ended June 30, 2026, which consisted primarily of proceeds from the issuance of ELOC of $2.9 million, proceeds from the issuance of PIPE notes of 1.5 million, offset by the repayment of borrowings of $1.3 million.

Cash provided by financing activities was $1.0 million for the six months ended June 30, 2025, which consisted primarily of proceeds from the issuance of convertible senior notes of $1.5 million, offset by our payment of deferred offering costs of $0.5 million.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2026, and the years in which these obligations are due (in thousands):

	Remaining six months of 2026	2027	Total
Tasly convertible note - related party	$2,629	$—	$2,629
Convertible promissory note - related party	2,114	—	2,114
Convertible loans payable	—	8,162	8,162
Convertible senior notes	45	—	45
Promissory notes	1,054	—	1,054
Total contractual obligations	$5,842	$8,162	$14,004

Critical Accounting Estimates

The accounting policies that we consider to be our most critical, that require our most subjective or complex judgments, are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026. There have been no material changes to our critical accounting policies and significant estimates during the six months ended June 30, 2026.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our internal controls over financial reporting were not effective due to the material weaknesses in internal control over financial reporting described below. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. As of June 30, 2026, these material weaknesses have not been remediated.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on that evaluation, our Certifying Officers have concluded that, as of June 30, 2026, our internal controls over financial reporting were not effective due to the material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than as described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors previously discussed in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-41177) filed with the SEC on April 15, 2026 and in the section titled “Risk Factors” in the Company’s Registration Statement on Form S-1 (File No. 333-295364) effective as of May 4, 2026.

Risks Related to Our Proposed Acquisitions and Strategic Transactions

Our proposed acquisition of G3 Vision Labs Inc. and its subsidiaries is subject to numerous conditions and may not be completed on the terms currently contemplated, or at all.

On July 31, 2026, we entered into an option agreement with certain stockholders of G3 Vision Labs Inc. (“G3”) pursuant to which we obtained the right, but not the obligation, to acquire 100% of the outstanding equity securities of G3. G3 owns all or substantially all of the equity securities of Med Screen Laboratories Inc., Dominion Diagnostics LLC and Acutis Diagnostics Inc. Our ability to exercise the option and complete the contemplated acquisition is subject to numerous conditions, including: (i) consummating, or obtaining binding commitments for, one or more financings resulting in aggregate gross proceeds of at least $30.0 million; (ii) the refinancing, repayment or other satisfaction of certain G3 indebtedness or receipt of applicable lender consents; (iii) receipt of certain stockholder and Nasdaq approvals; (iv) continued listing of our common stock on Nasdaq; (v) release of the sellers from certain obligations relating to indebtedness of the target companies; and (vi) execution of definitive acquisition documents. The option expires 90 days after the target companies provide us with specified audited and reviewed financial information. There can be no assurance that we will satisfy these conditions within the required timeframes, if at all. Even if we satisfy the conditions to exercise the option, the contemplated acquisition may not be completed due to factors outside our control, including our failure to obtain necessary financing on acceptable terms or third-party consents. If the acquisition is not completed, we will not realize the anticipated benefits, will have incurred significant transaction costs, and will have issued 201,120 shares of common stock and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock to the sellers without acquiring the target companies. In addition, the announcement of the proposed transaction may cause disruption to our business and divert management attention from our ongoing operations.

We may be unable to successfully integrate G3 and its subsidiaries or realize the anticipated benefits of the acquisition.

If we complete the acquisition of G3, we will face significant challenges integrating G3’s operations, technologies, and personnel with our existing business. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from combining the businesses. We may be unable to successfully integrate G3’s operations, technologies, and personnel in a timely manner, or at all. The integration process may disrupt our ongoing business and divert management resources, and we may encounter unexpected costs, liabilities, or delays. G3 and its subsidiaries operate in the health diagnostics and toxicology testing market, which is different from our current biosensing focus, and we have limited experience operating in this market. We may face difficulties retaining key employees, customers, or suppliers of G3. If we fail to successfully integrate G3, or if the integration takes longer or costs more than anticipated, our business, financial condition, and results of operations could be materially adversely affected, and we may not achieve the anticipated benefits of the acquisition. Any future acquisitions could present a number of risks, including: the risk of using management time and resources to pursue acquisitions that are not successfully completed; the risk of incorrect assumptions regarding the future results of acquired operations; the risk of failing to integrate the operations or management of any acquired operations or assets successfully and timely; and the risk of diversion of management’s attention from existing operations or other priorities.

Holders of our Series A Non-Voting Convertible Preferred Stock may experience significant dilution upon conversion, and we may be required to redeem such shares for cash if stockholder approval for conversion is not obtained.

In connection with the Option Agreement, we issued an aggregate of 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock to the sellers and 3,037.381 shares of Series A Non-Voting Convertible Preferred Stock to our financial advisor. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock following receipt of required stockholder approval, subject to certain beneficial ownership limitations. If stockholder approval is obtained and all outstanding Series A Preferred Stock is converted, approximately 55.9 million shares of common stock would be issuable, which would result in substantial dilution to our existing stockholders. Furthermore, if we exercise the option to acquire G3, the sellers will be entitled to receive an additional 53,918.113 shares of Series A Preferred Stock, which would be convertible into an additional approximately 53.9 million shares of common stock upon stockholder approval. Prior to receipt of any applicable stockholder approval, the Series A Preferred Stock shall not be convertible into more than 19.99% of the number of shares of common stock outstanding immediately prior to the closing date, in accordance with Nasdaq Listing Rules. In addition, if the acquisition closes and, 18 months following closing, the required stockholder approval for conversion has not been obtained and we are unable or otherwise fail to deliver the common shares issuable upon conversion, each seller may elect to require us to redeem its Series A Preferred Stock for cash at an amount based on the then-current fair value of the underlying common stock. We may not have sufficient funds available to satisfy any such redemption obligation, and such redemption could have a material adverse effect on our liquidity and financial condition.

Risks Related to Our Management and Personnel

We recently experienced significant changes in our executive leadership, and the transition may disrupt our business.

In connection with the proposed acquisition contemplated by the non-binding term sheet, effective July 21, 2026, Jack Stover was appointed Executive Chairman and Chief Executive Officer and Ben Hwang was appointed President. On July 26, 2026, Mr. Hwang resigned from the Board of Directors while continuing to serve as President, and Liviu Goldenberg was appointed as an independent director. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. These leadership changes may result in disruption to our business and operations as our new executives become familiar with our operations, strategy, and personnel. Our success depends largely upon the continued services of our executive officers and on certain other mission-critical individual contributors. We rely on our leadership team for the management and oversight of our business operations, including developing and executing our strategy, business and financial planning, research and development, and other functions. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business. Competition for qualified personnel in our industry is intense, and we may be unable to retain our current key employees or attract and retain additional qualified personnel. The loss of, or failure to attract, key personnel could delay or prevent the achievement of our business objectives and could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Warrants Issued in Connection with Debt Financing

Dilution from warrant exercise

The warrants we issued in connection with the Ascent Convertible Note Agreement under Tranche 3 on April 20, 2026 may result in dilution to our existing stockholders and could adversely affect the market price of our common stock.

In connection with the additional closing on April 2, 2026, the Company issued an Ascent PIPE Note with an aggregate principal amount of approximately $0.6 million. The note matures on April 2, 2027, bears interest at 12% per annum and is convertible into shares of the Company’s common stock, subject to the terms of the note. As consideration for Ascent’s participation in the April 2, 2026 additional closing, Ascent earned a warrant (“Ascent Warrant”) to purchase 11,111 shares of the Company’s common stock at an exercise price of $50.00 per share, as adjusted for the July and August Reverse Stock Splits. The Ascent Warrant was exercisable on a cash or cashless basis for a period of five years and was subject to a 9.99% beneficial ownership limitation and customary anti-dilution adjustments.

In connection with the additional closing on April 20, 2026, the Company issued an Ascent PIPE Note with an aggregate principal amount of approximately $1.1 million. The note matures on April 20, 2027, bears interest at 12% per annum and is convertible into shares of the Company’s common stock, subject to the terms of the note. In connection with the April 20, 2026 closing, the Company entered into a side letter agreement with Ascent pursuant to which Ascent waived certain defaults under the Purchase Agreement and the Company issued a replacement Ascent Warrant that replaced the warrant earned on April 2, 2026. The replacement warrant increased the number of shares issuable upon exercise from 11,111 shares to 33,333 shares, as adjusted for the July and August Reverse Stock Splits, retained an exercise price of $50.00 per share and is exercisable on a cash or cashless basis through April 20, 2031. The Ascent Warrant was fair valued at $2.2 million at April 20, 2026 and was expensed under financing costs on the condensed consolidated statements of operations. See Note 8 - Common Stock Warrants for inputs to estimate the fair value of the warrant at issuance. The Company also agreed to provide Ascent with demand and piggyback registration rights with respect to the underlying shares.

In connection with the issuance of the replacement warrant, Ascent entered into a lock-up agreement with the Company, dated April 20, 2026, pursuant to which Ascent agreed not to transfer the shares underlying the replacement warrant for 120 days, expiring August 22, 2026, subject to customary exceptions. Any permitted transferee is required to execute a lock-up agreement on substantially similar terms.

As of June 30, 2026, the Warrants, if fully exercised into 33,333 common shares, would represent approximately 5.5% of our outstanding common stock on a post-exercise, fully diluted basis.

If the market price of our common stock exceeds the exercise price of the Warrants at the time of exercise, the exercise of the Warrants will have a dilutive effect on our existing stockholders’ ownership interests. The holder of the Warrants may exercise them at a time when we could otherwise obtain additional capital on terms more favorable to us than the terms available to the Warrant holder. The issuance of shares of common stock upon exercise of the Warrants, or the perception that such exercise may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Anti-dilution / down-round protection

The Warrants contain anti-dilution provisions that could result in further dilution to our stockholders and could limit our ability to raise capital on favorable terms.

The Warrants include anti-dilution provisions pursuant to which, subject to certain exceptions, if we issue or sell shares of common stock (or securities convertible into or exercisable for common stock) at an effective price per share below the then-current exercise price of the Warrants, the exercise price of the Warrants will be reduced to that lower price, and/or the number of shares issuable upon exercise will be increased.

While no such adjustment has been triggered to date, if we raise additional capital in the future at a price below the current Warrant exercise price, these provisions would be triggered, resulting in additional dilution to our existing stockholders beyond that resulting from the exercise of the Warrants alone. The existence of these anti-dilution provisions may also make it more difficult and costly for us to raise additional capital, as potential investors may view the prospect of triggering these adjustments unfavorably, and may require us to negotiate less favorable terms with future investors to account for this risk.

If exercised for cash, the Warrants would provide us with additional liquidity; however, we cannot predict when or whether the Warrant holder will exercise the Warrants, and the likelihood of exercise depends largely on the market price of our common stock relative to the exercise price. We are not relying on proceeds from Warrant exercises to fund our operations, and there can be no assurance that any such proceeds will be available to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2026, in connection with entering into the Option Agreement with certain stockholders of G3 Vision Labs Inc. described in Note 13 to the condensed consolidated financial statements, the Company issued to the sellers an aggregate of 201,120 shares of common stock and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on representations made by the sellers regarding their status as accredited investors and the private nature of the transaction. In connection with entering into the Option Agreement, the Company was also obligated to issue 3,037.381 shares of Series A Non-Voting Convertible Preferred Stock to its financial advisor. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As previously disclosed on April 29, 2026, on April 24, 2026, the Company entered into that certain Note Modification and Conversion Agreement (the “Agreement”) with NorthView Sponsor I LLC (the “Holder”), to amend that certain Promissory Note dated as of April 27, 2023, as amended and restated on January 8, 2024 and as further amended on May 31, 2024 and March 20, 2026 (as so amended, the “Note”), in the original principal amount of up to $2,500,000.

On July 31, 2026, the Company entered into Amendment No. 2 to the Note Modification and Conversion Agreement (the “Second Amendment”) with the Holder, to further amend the Agreement. Pursuant to the Second Amendment, the Agreement was amended to (i) reflect the receipt of Stockholder Approval at a Special Meeting of Stockholders of the Company held on June 23, 2026, (ii) increase the Beneficial Ownership Limitation (as defined in the Agreement) to 49.9% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Note held by the Holder, (iii) amend the Conversion Price to be equal to the closing price of the Common Stock on July 31, 2026, as reported on The Nasdaq Stock Market, and (iv) provide that the number of Conversion Shares issuable upon conversion shall be determined by dividing the product of the principal amount of the Note being converted and 122%, by the Conversion Price.

On August 12, 2026, the Company entered into Amendment No. 3 to Note Modification and Conversion Agreement (the “Third Amendment”) with the Holder. Pursuant to the Third Amendment the Agreement was amended to change the conversion price to the greater of (a) $4.28, and (b) the closing price of the Company’s common stock on the trading day immediately preceding the delivery of the conversion notice.

The foregoing descriptions of the Second Amendment and Third Amendment are summary in nature and are qualified in their entirety by reference to the full text of the Second Amendment and Third Amendment, respectively, copies of which are filed as Exhibits 10.11 and 10.12 hereto, respectively and are incorporated by reference herein.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of April 21, 2026, by and between Profusa Inc. and Bio Insights LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 27, 2026).
2.2	First Amendment to Asset Purchase Agreement by and between Profusa Inc. and Bio Insights LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2026).
10.1	Amendment No. 4, dated as of April 2, 2026, to the Securities Purchase Agreement, dated as of February 11, 2025, and the Pledge Agreement, dated as of July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2026).
10.2	Amended and Restated Promissory Note, issued by the Company on May 31, 2024 to NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.26 to the Annual Report filed on April 15, 2026).
10.3	Senior Secured Convertible Promissory Note, dated April 2, 2026, issued to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2026).
10.4	Note Modification and Conversion Agreement, dated as of April 24, 2026, by and between Profusa, Inc. and NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2026).
10.5	Amendment No. 1 to Note Modification and Conversion Agreement, dated as of April 29, 2026, by and between Profusa, Inc. and NorthView Sponsor I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2026).
10.6	Amendment to Warrant to Purchase Shares of Common Stock, dated April 29, 2026, issued by Profusa, Inc. to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 29, 2026).
10.7	Senior Secured Convertible Promissory Note, dated April 20, 2026, issued by the Company to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2026).
10.8	Warrant to Purchase Shares of Common Stock, dated April 20, 2026, issued by the Company to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 24, 2026).
10.9	Side Letter Agreement, dated April 20, 2026, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 24, 2026).
10.10	Lock-Up Agreement dated as of April 20, 2026, between the Company and Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 24, 2026).
10.11*	Amendment No. 2 to Note Modification and Conversion Agreement, dated as of July 31, 2026, by and between the Company and NorthView Sponsor I LLC.
10.12*	Amendment No. 3 to Note Modification and Conversion Agreement, dated as of August 12, 2026, by and between the Company and NorthView Sponsor I LLC.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
#	Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUSA, INC.

Date: August 19, 2026	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

Date: August 19, 2026	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer