Form 10-Q
period 2026-09-30
Profusa, Inc.
filed 2026-11-13
CIK 1859807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 5,681,947 shares of common stock, $0.0001 par value outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57

PART II - OTHER INFORMATION		58
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	62
Item 6.	Exhibits	63

SIGNATURES		65

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash	$339	$1,778
Prepaid expenses and other current assets	55	541
Digital assets	—	1,445
Total current assets	394	3,764
Property and equipment, net	80	8
G3 call option asset	28,327	—
Other non-current assets	45	3
Right-of-use asset	44	—
Total assets	$28,890	$3,775
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,066	$7,345
Excise tax payable	44	1,953
Accrued expenses and other current liabilities	4,216	5,981
Due to related party	—	41
Convertible senior notes and loans payable at fair value	2,627	42
Promissory notes and other	399	946
Convertible and promissory notes payable to related parties	3,743	4,560
PPP loan	—	1,390
Total current liabilities	21,095	22,258
Warrant liabilities at fair value	—	298
Convertible loans payable at fair value	—	7,877
Total liabilities	21,095	30,433
Commitments and contingencies (Note 6)
Stockholders’ Equity (Deficit):
Series A non-voting convertible preferred stock: $0.0001 par value – 130,000 shares authorized and 58,832.859 shares issued and outstanding at September 30, 2026; 0 shares issued and outstanding at December 31, 2025	—	—
Common stock: $0.0001 par value – 600,000,000 shares authorized at September 30, 2026 and December 31, 2025; 2,516,564 and 12,320 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	185,737	134,123
Accumulated deficit	(177,942)	(160,781)
Total stockholders’ equity (deficit)	7,795	(26,658)
Total liabilities and stockholders’ equity (deficit)	$28,890	$3,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (As Revised)	2026	2025 (As Revised)
Operating expenses:
Research and development	$222	$722	$2,191	$1,549
General and administrative	4,631	20,987	9,213	22,587
Total operating expenses	4,853	21,709	11,404	24,136
Loss from operations	(4,853)	(21,709)	(11,404)	(24,136)
Other income (expenses)
Gain (loss) on change in the fair value of convertible notes	7,351	(3,640)	2,303	(3,950)
Gain on change in fair value of warrant liabilities	2	884	678	884
Loss on disposal of digital assets	—	—	(295)	—
Loss on change in fair value of digital assets	—	(28)	—	(28)
Interest expense (including related parties amounts of $4 and $97 for the three months ended September 30, 2026 and 2025, respectively, and $14 and $1,326 for the nine months ended September 30, 2026 and 2025, respectively)	(22)	(169)	(61)	(2,496)
Gain on extinguishment of debt	441	—	1,832	—
Loss on extinguishment of debt (including related parties amounts of $1,479 for the three and nine months ended September 30, 2026)	(7,886)	—	(7,886)	—
Financing costs, net	(3)	(1,443)	(2,473)	(1,443)
Other income	20	15	145	15
Total other expense, net	(97)	(4,381)	(5,757)	(7,018)
Net loss	$(4,950)	$(26,090)	$(17,161)	$(31,154)

Net loss per share, basic and diluted	$(6.23)	$(6,167.85)	$(58.72)	$(19,630.75)
Weighted-average shares of common stock outstanding, basic and diluted	794,920	4,230	292,239	1,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2026	—	$—	12,320	$—	$134,123	$(160,781)	$(26,658)
Issuance of shares in connection with exercise of ELOC	—	—	3,214	—	469	—	469
Issuance of shares in connection with the conversion of the PIPE note	—	—	8,266	—	1,260	—	1,260
Stock-based compensation expense	—	—	—	—	187	—	187
Net loss	—	—	—	—	—	(3,456)	(3,456)
Balance at March 31, 2026	—	$—	23,800	$—	$136,039	$(164,237)	$(28,198)
Issuance of shares in connection with exercise of ELOC	—	—	89,806	—	2,471	—	2,471
Issuance of shares in connection with the conversion of the PIPE note	—	—	18,702	—	3,460	—	3,460
Issuance of warrants in connection with PIPE notes	—	—	—	—	1,798	—	1,798
Reversal of excise tax payable attributable to redemption of common stock	—	—	—	—	1,909	—	1,909
Stock-based compensation expense	—	—	—	—	188	—	188
Net loss	—	—	—	—	—	(8,755)	(8,755)
Balance at June 30, 2026	—	$—	132,308	$—	$145,865	$(172,992)	$(27,127)
Issuance of Series A non-voting convertible preferred stock for settlement of liabilities	5,929.293	—	—	—	3,051	—	3,051
Issuance of Series A non-voting convertible preferred stock and common stock in connection with G3 Call Option issuance	52,903.566	—	50,280	—	28,327	—	28,327
Issuance of shares in connection with the conversion of the related party convertible promissory note	—	—	301,991	—	1,166	—	1,166
Issuance of shares in connection with the conversion of the PIPE note	—	—	2,032,092	—	7,203	—	7,203
Cancellation of fractional shares in connection with August Reverse Stock Split	—	—	(107)	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	(4,950)	(4,950)
Balance at September 30, 2026	58,832.859	$—	2,516,564	$—	$185,737	$(177,942)	$7,795

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C/C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	258	$—	$5,753	$(124,958)	$(119,205)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(2,716)	(2,716)
Balance at March 31, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	258	$—	$5,758	$(127,674)	$(121,916)
Stock-based compensation expense	—	—	—	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	—	—	—	(2,348)	(2,348)
Balance at June 30, 2025	4,350,314	$5,231	5,293,175	$13,701	8,220,445	$46,217	258	$—	$5,840	$(130,022)	$(124,182)
Conversion of preferred stock into common stock	(4,350,314)	(5,231)	(5,293,175)	(13,701)	(8,220,445)	(46,217)	823	—	65,149	—	65,149
Common stock issued to employees	—	—	—	—	—	—	63	—	428	—	428
Stock-based compensation expense	—	—	—	—	—	—	—	—	189	—	189
Conversion of debt to common shares in connection with the merger	—	—	—	—	—	—	1,970	—	46,891	—	46,891
Issuance of common stock to Northview stockholders as a result of the merger	—	—	—	—	—	—	864	—	(8,399)	—	(8,399)
Issuance of induced common shares to related party in connection with the merger	—	—	—	—	—	—	386	—	7,254	—	7,254
Issuance of shares in connection with exercise of ELOC	—	—	—	—	—	—	1,076	—	3,537	—	3,537
Issuance of warrants in connection with exercise of ELOC Warrants	—	—	—	—	—	—	—	—	982	—	982
Issuance of shares in connection with exercise of ELOC Warrants	—	—	—	—	—	—	120	—	—	—	—
Issuance of warrants to financial advisor in connection with the merger	—	—	—	—	—	—	—	—	330	—	330
Net loss	—	—	—	—	—	—	—	—	—	(26,090)	(26,090)
Balance at September 30, 2025 (As Revised)	—	$—	—	$—	—	$—	5,560	$—	$122,201	$(156,112)	$(33,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROFUSA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025 (As Revised)
Cash flows from operating activities
Net loss	$(17,161)	$(31,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense	61	2,496
Gain on extinguishment of debt	(1,832)	—
Loss on extinguishment of debt	7,886	—
Loss (gain) on change in fair value of convertible notes	(2,303)	3,700
Non-cash expenses from settlement of liabilities	1,033	—
Non-cash issuance of inducement shares in connection with the merger	—	7,584
Non-cash issuance of warrants associated with ELOC costs	—	982
Depreciation expense	7	—
Stock-based compensation expense	501	704
Gain on change in fair value of warrant liabilities	(678)	(884)
Non-cash warrant issuance expense	2,178	—
Loss on disposal of digital assets	295	—
Loss on change in fair value of digital assets	—	28
Loss on settlement of forward share issuance contract	82	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	445	(118)
Other non-current assets	(48)	1
Accounts payable	2,721	3,197
Accrued expenses and other current liabilities	(73)	2,345
Net cash used in operating activities	(6,886)	(11,119)

Cash flows from investing activities
Sale of digital assets	1,150	—
Purchases of digital assets	—	(1,000)
Purchases of property, plant and equipment	(79)	—
Net cash provided by (used in) investing activities	1,071	(1,000)

Cash flows from financing activities
Proceeds from issuance of PIPE notes	2,800	11,000
Proceeds from ELOC	2,858	3,537
Repayment on notes and convertible loans payable	(1,281)	(1,052)
Proceeds from issuance of convertible senior notes	—	1,450
Net cash received from the reverse recapitalization	—	2
Payments for fractional shares in connection with August Reverse Stock Split	(1)	—
Net cash provided by financing activities	4,376	14,937

Net increase (decrease) in cash	(1,439)	2,818
Cash at the beginning of the period	1,778	191
Cash at the end of the period	$339	$3,009

Supplemental disclosures of non-cash investing and financing information:
Noncash issuance of common stock in connection with conversion of PIPE notes and promissory notes	$13,090	$46,891
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$244	$—
Reversal of excise tax payable attributable to redemption of common stock	$1,909	$—
Reclassification of warrant liability to additional paid-in capital	$1,798	$—
Noncash issuance of common and Series A non-voting convertible preferred stock in connection with the G3 Call Option	$28,327	$—
Noncash issuance of Series A non-voting convertible preferred stock to settle liabilities	$3,051	$—
Assumption of net liabilities of Northview	$—	$8,399
Issuance of shares in connection with convertible note	$—	$7,254
Issuance of shares in connection with ELOC transaction costs	$—	$3,537
Issuance of warrants in connection with ELOC costs	$—	$982
Issuance of shares in connection with non-recourse note to employees	$—	$428
Conversion of preferred stock into common stock	$—	$65,149
Issuance of HCW warrants in lieu of cash payment	$—	$330
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$250
Cash paid for taxes	$—	$13

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

The Company’s Lumee™ Oxygen Platform, monitors tissue oxygen levels and is intended for applications such as peripheral artery disease, chronic wounds (including diabetic ulcers and pressure sores), and reconstructive surgery. The Company’s research and development efforts are primarily focused on the Lumee™ Glucose Platform, a continuous glucose monitor (“CGM”) consisting of a biocompatible gel injected under the skin that monitors interstitial glucose levels for several months from a single injection, offering an alternative to traditional finger-stick glucometers and short-term needle-type CGMs.

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

Change in Directors and Executive Officers

Effective July 21, 2026, Jack Stover was appointed Executive Chairman and Chief Executive Officer (“CEO”) and Ben Hwang was appointed President. On July 26, 2026, Mr. Hwang resigned from the Board while continuing to serve as President, and Liviu Goldenberg was appointed as an independent director.

Going Concern

The Company has incurred significant net operating losses from operations. As of September 30, 2026, the Company had a working capital deficit of approximately $20.7 million. For the nine months ended September 30, 2026, the Company incurred a net loss of $17.2 million and used $6.9 million of cash in operating activities. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of research and development activities. The Company has been able to finance its operations primarily with the proceeds from the issuance of equity and debt instruments. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts.

On February 11, 2025, Northview executed a Securities Purchase Agreement (the “PIPE Subscription Agreement”) with Ascent Partners Fund LLC (“Ascent” or together with any party who may become party to the PIPE Subscription Agreement, the “PIPE Investors”). During the nine months ended September 30, 2026, the Company drew an aggregate of $3.1 million in principal from Ascent under the PIPE Subscription Agreement. Subsequent to September 30, 2026, the Company issued an additional convertible note to Ascent with an aggregate principal amount of approximately $0.8 million. As of the issuance date of these condensed consolidated financial statements, the Company has $8.4 million of principal available for draw down under the PIPE Subscription Agreement, subject to certain conditions and at the investor’s discretion.

On July 28, 2025 (the “effective date”), the Company entered into the Equity Line of Credit (“ELOC”) Securities Purchase Agreement (the “ELOC Purchase Agreement”) and the ELOC Registration Rights Agreement (the “ELOC Registration Rights Agreement”) with Ascent (the “Committed Equity Facility”). Upon the terms and subject to the satisfaction of the conditions contained in the ELOC Purchase Agreement, from and after the effective date, the Company will have the right, in its sole discretion, to sell to Ascent up to $100.0 million of shares of the Company’s common stock, subject to certain limitations set forth in the ELOC Purchase Agreement, from time to time during the term of the ELOC Purchase Agreement. Sales of common stock under the ELOC Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to Ascent under the ELOC Purchase Agreement. During the nine months ended September 30, 2026, approximately $2.9 million representing 93,020 shares of the Company’s common stock were sold pursuant to the ELOC Purchase Agreement. The Company did not have any sales of common stock pursuant to the ELOC Purchase Agreement during the three months ended September 30, 2026. The Company has entered into this strategic Committed Equity Facility in order to continue to fund its operating cash flows. As of the issuance date of these condensed consolidated financial statements, the Company has $86.9 million of common stock available for issuance to Ascent under the Committed Equity Facility.

Additional financing is available through the ELOC Purchase Agreement and executing remaining tranches of the PIPE Subscription Agreement which would provide an aggregate of up to an additional $8.4 million in cash for operating expenses to further the product research and development as of the issuance date of these condensed consolidated financial statements. The actual cash proceeds from any additional issuances may be less than the aggregate principal amount due to original issue discounts. Additional financing may also be obtained through the ELOC Purchase Agreement, subject to applicable conditions and limitations. There can be no assurance that the Company will obtain additional financing under either agreement or that sufficient funds will be available to support its ongoing operations, product research and development, and commercialization activities.

Lumee Oxygen previously received regulatory approval in Europe through the attainment of a CE Mark, which subsequently lapsed in 2020. The Company is currently pursuing renewed CE Mark certification under the European Union Medical Device Regulation (“MDR”) to support commercialization in Europe in order to generate revenues. The Company continues to work with GMED to complete the remaining applicable MDR conformity assessment activities necessary to obtain renewed CE Mark certification. On October 15, 2026, the Company announced that it had received ISO 13485:2016 certification from GMED, a European Union notified body, for its quality management system covering the design, development and manufacture of the Lumee Oxygen Platform. The certification represents a milestone in the Company’s ongoing European Medical Device Regulation conformity assessment process. The Company continues to work toward completion of the remaining conformity assessment activities required to obtain CE marking for the Lumee Oxygen Platform. There can be no assurance regarding the timing or successful completion of the remaining regulatory requirements or the issuance of the CE Mark.

On September 11, 2025, Nasdaq notified the Company that it was not in compliance with the Minimum Bid Price Requirement and the Market Value of Listed Securities (“MVLS”) Requirement, and on October 27, 2025, that it was not in compliance with the Market Value of Publicly Held Shares (“MVPHS”) Requirement. The Company did not regain compliance by the applicable deadlines (March 10, 2026 for bid price and MVLS; April 27, 2026 for MVPHS), and Nasdaq determined the Company’s securities were subject to delisting. The Company appealed and appeared before the Nasdaq Hearings Panel (the “Panel”) on April 21, 2026.

On May 6, 2026, the Panel granted the Company continued listing subject to conditions, including (i) transferring to The Nasdaq Capital Market, which became effective May 15, 2026, (ii) obtaining stockholder approval for a reverse stock split by June 23, 2026, and (iii) demonstrating compliance with the minimum bid price and stockholders’ equity requirements by July 20, 2026, which Nasdaq later extended to July 31, 2026.

The Company regained compliance with the MVPHS Requirement as of August 21, 2026. On September 9, 2026, Nasdaq confirmed compliance with the minimum bid price and stockholders’ equity requirements under Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, and placed the Company under a one-year Mandatory Panel Monitor pursuant to Listing Rule 5815(d)(4)(B). During the monitoring period, a further failure to comply with the stockholders’ equity requirement would result in a prompt Staff Delisting Determination, without an opportunity to submit a compliance plan or receive a cure period, although the Company may appeal. There can be no assurance that the Company will maintain compliance with Nasdaq’s continued listing standards. Delisting could adversely affect the liquidity and market price of the Company’s securities and its ability to raise capital.

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

As of September 30, 2026, there continue to be factors which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of Profusa and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on April 15, 2026.

Reverse Stock Splits

On September 18, 2026, the Company’s stockholders authorized the Board of Directors, in its discretion, to effect one or more additional reverse stock splits of the common stock through September 18, 2028, at an aggregate ratio not exceeding 1-for-12. This authorization did not itself effect a reverse stock split.

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

The August Reverse Stock Split, the July Reverse Stock Split, and the February Reverse Stock Split are collectively referred to herein as the “Reverse Stock Splits.” All share and per share information has been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented. Cash was paid in lieu of fractional shares as a result of shares being rounded down for the respective reverse stock split activity.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes. The Company regularly assesses these estimates, including those related to accrued liabilities, valuation of the convertible notes and convertible loans payable at fair value, warrants, valuation allowance for deferred tax assets, incremental borrowing rates, valuation of the G3 call option asset and Series A Non-Voting Convertible Preferred Stock, ELOC forward share issuance liabilities, ELOC purchased put option and valuation of stock-based awards. Actual results could differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Segment Information

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the CEO, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses consolidated net loss as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on loss from operations, net loss, net loss per share, total assets, total liabilities, stockholders’ equity (deficit), or cash flows.

During the nine months ended September 30, 2026, the Company reclassified amounts previously presented as interest expense related to the Company’s convertible debt held at fair value to loss on change in the fair value of convertible notes in the condensed consolidated statements of operations. The Company also reclassified related party note payables from convertible senior notes and loans payable at fair value and promissory notes into convertible and promissory notes payable to related parties on the condensed consolidated balance sheets. These reclassifications were not material to the condensed consolidated financial statements.

Revision of Previously Issued Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company identified certain misstatements related to the accounting for the reverse recapitalization transaction with Northview during the third quarter of 2025, including the recognition of a $3.9 million liability associated with the PIPE Subscription Agreement and the omission of the extinguishment of a $49 thousand pre-existing related party loan. The Company evaluated these misstatements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded that the errors were not material to the previously issued financial statements. Accordingly, the comparative financial information for the three and nine months ended September 30, 2025 presented herein reflects these revisions. The revisions increased net loss by $3.9 million for both the three and nine months ended September 30, 2025, increased additional paid-in capital by $3.9 million, increased accumulated deficit by $3.9 million, and decreased total liabilities by $49 thousand as of September 30, 2025. Additional information regarding the nature and quantitative effects of these revisions is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Change in Accounting Estimate

During the three months ended June 30, 2026 and the nine months ended September 30, 2026, the Company obtained additional information and completed a further evaluation of the applicability of certain Treasury regulations and related tax guidance to the excise tax liability assumed in connection with the Business Combination. Based on this additional information, management revised its estimate of the amount expected to be payable and concluded that the previously recorded excise tax liability was no longer required, except for approximately $44 thousand of costs associated with seeking confirmation of the applicable tax treatment. The revision represented a change in accounting estimate and was recognized prospectively in the period of change.

As a result, during the nine months ended September 30, 2026, the Company reduced its excise tax payable by $1.9 million and increased additional paid-in capital by $1.9 million. The change in estimate decreased current and total liabilities and increased total stockholders’ equity (deficit) by approximately $1.9 million as of September 30, 2026. The change had no effect on the Company’s net loss, net loss per share, or cash flows for the three and nine months ended September 30, 2026.

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

The Company has made accounting policy elections to (i) not recognize ROU assets or lease liabilities for short-term leases (leases with lease terms of 12 months or less); and (ii) combine lease and non-lease components. Variable lease payments are recognized in the condensed consolidated statements of operations when incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable. The cash flow impact from the change in operating lease right-of-use asset and the operating lease liability during the nine months ended September 30, 2026 is presented within the change in accrued expenses and other current liabilities on the condensed consolidated statements of cash flows.

ELOC

The ELOC comprises a purchased put option and a forward share issuance that do not qualify for equity classification. Accordingly, the ELOC is measured at fair value, with changes between the put date and settlement date recognized in earnings. During the nine months ended September 30, 2026, certain Advance Notices provided that the purchase price would be funded upon delivery of shares to Ascent rather than upon Ascent’s subsequent resale of such shares, at a purchase price equal to 97% of the lowest VWAP of the Company’s common stock during the ten trading days prior to the applicable Advance Notice date, subject to a true-up mechanism requiring the Company to issue additional shares if 97% of the lowest VWAP during the adjustment period was lower than the price used at closing. During the nine months ended September 30, 2026, the Company issued 16,030 shares of common stock under an Advance Notice consisting of 13,712 shares initially delivered and 2,318 true-up shares, as adjusted for the Reverse Stock Splits, resulting in the Company’s receipt of $0.4 million of gross proceeds and recognition of $0.4 million of forward share issuance liability on the condensed consolidated balance sheets. Upon final settlement of the true-up mechanism, the Company derecognized the related forward share issuance liability and recorded a loss on settlement of the forward share issuance of $0.1 million within financing costs, net on the condensed consolidated statements of operations during nine months ended September 30, 2026. Other ELOC puts during the nine months ended September 30, 2026 were settled within the same day, and the resulting changes in fair value were not material. Proceeds received upon the Company’s draws under the ELOC and the related share issuances are recognized in equity based on the gross proceeds received.

In connection with the execution of the term sheet relating to the ELOC Purchase Agreement on July 20, 2025, the Company issued warrants to purchase up to 120 shares of common stock (the “ELOC Warrants”) to Ascent as consideration for its commitment to purchase shares under the Committed Equity Facility. The definitive ELOC Purchase Agreement was subsequently executed on July 28, 2025. The ELOC Warrants were determined to be equity-classified and were expensed as financing fees along with other issuance costs associated with the ELOC. The ELOC Warrants were fair valued at $0.9 million and were not remeasured after the initial issuance.

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

Ascent PIPE Notes

The PIPE Subscription Agreement provides for the issuance of Senior Secured Convertible Promissory Notes (the “Ascent PIPE Notes”). The Company elected the fair value option (“FVO”) under ASC 825, Financial Instruments, to recognize the issued Ascent PIPE Notes. Accordingly, no features of the Ascent PIPE Notes are bifurcated and separately accounted for.

On April 2, 2026, the Company entered into Amendment No. 4 to the PIPE Subscription Agreement and related Pledge Agreement with Ascent (“Amendment No. 4”). Under Amendment No. 4, the Company may, subject to the terms and conditions of the amended agreements, request additional funding through the issuance of convertible promissory notes with an aggregate principal amount of up to $12.2 million, which the investor may elect to purchase at its discretion. This financing capacity is separate from the $12.2 million of aggregate principal issued during 2025 and results in aggregate principal issuance capacity of approximately $24.4 million under the amended financing arrangement. As consideration for providing additional funding in April 2026, the Company issued Ascent certain warrants as lender fees that were recognized within financing costs, net on the condensed consolidated statements of operations.

On August 12, 2026, the Company entered into Amendment No. 5 to the PIPE Subscription Agreement and issued an additional tranche of $0.7 million in principal, which bears interest at 7% per annum and matures on August 12, 2027. In connection with Amendment No. 5, the Company also amended the exercise price of the Ascent Warrants to $4.28 per share, as adjusted for the August Reverse Stock Split. See Note 5 and Note 9 for more information.

In accordance with ASC 825, the Company has elected the FVO for each outstanding Ascent PIPE Note on an instrument-by-instrument basis. Each Ascent PIPE Note is accounted for as a separate unit of account and the FVO is irrevocable once elected for the respective instrument. At each reporting date, the Ascent PIPE Notes are measured at fair value, with changes in fair value recognized in earnings, except for the portion attributable to instrument-specific credit risk, which is presented in other comprehensive income. During the three and nine months ended September 30, 2026, the Company did not record any changes in fair value to other comprehensive income. As of September 30, 2026, the Ascent PIPE Notes are included in convertible senior notes and loans payable at fair value within the condensed consolidated balance sheets.

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

The fair value of common stock warrants is determined using appropriate valuation techniques, including a Monte Carlo simulation model for the Private Placement and Representative’s Warrants and a Black-Scholes model for the Ascent Warrants (see Notes 3 and 9), incorporating assumptions including the fair value of the Company’s common stock, exercise price, contractual term, expected volatility, risk-free interest rate and expected dividend yield.

Legal costs incurred in connection with the issuance of equity-classified warrants are capitalized as a reduction to additional paid-in capital if the warrants are issued in conjunction with an equity financing or equity-linked arrangement, and expensed immediately only if the costs are not directly attributable to the issuance. Legal and professional fees incurred in connection with the issuance of liability-classified warrants, including those failing equity classification under ASC 815-40, are expensed immediately to the condensed consolidated statements of operations as incurred.

When a warrant is issued in connection with a financing arrangement for which the Company has elected the fair value option, the issuance-date fair value of the warrant is recognized under financing costs, net when incurred, with an offsetting credit to warrant liability (for liability-classified warrants) or additional paid-in capital (for equity-classified warrants).

A modification or exchange of an equity-classified warrant that remains equity-classified after modification is measured based on the excess, if any, of the fair value of the modified warrant over its fair value immediately before the modification. Any incremental fair value is recognized in the same manner as the original warrant issuance. A modification or exchange of a liability-classified warrant that remains liability-classified is measured at the change in fair value at the modification date, with any increase in fair value recognized in the condensed consolidated statements of operations. When a liability-classified warrant is modified such that it no longer meets the conditions that precluded equity classification, the warrant liability is remeasured to fair value immediately before the modification, with the change in fair value recognized in the condensed consolidated statements of operations, and the resulting fair value is reclassified to additional paid-in capital. If no incremental value is transferred to the counterparty as a result of the modification, no adjustment is made to financing costs, net.

The effect of a down-round feature that meets the applicable definition is excluded from the assessment of whether the warrant is indexed to the Company’s own stock. If a down-round feature is triggered, the value of the effect of the feature is recognized as a deemed dividend and as a reduction of income available to common stockholders in the computation of basic earnings per share.

Series A Non-Voting Convertible Preferred Stock

The Company evaluates the terms of its preferred stock to determine the appropriate classification as liabilities, temporary equity, or permanent equity. The Company’s Series A Non-Voting Convertible Preferred Stock is classified as permanent equity on the condensed consolidated balance sheets. Upon issuance, the Company measures shares issued as noncash consideration or in settlement of outstanding liabilities at their estimated fair value, with the corresponding accounting determined based on the nature of the underlying transaction.

The Company estimates the fair value of its Series A Non-Voting Convertible Preferred Stock using the probability-weighted expected return method (“PWERM”), which considers the as-converted value of the Company’s underlying common stock, the probability and timing of stockholder approval and conversion, the likelihood of obtaining required financing, and a discount for lack of marketability. Significant valuation assumptions include the expected volatility, risk-free interest rate, expected term, and probabilities of conversion and obtaining required financing. The Series A Non-Voting Convertible Preferred Stock is not subsequently remeasured at fair value following issuance.

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

The Company measures certain financial instruments at fair value using valuation techniques that require the use of observable and unobservable inputs and assumptions, including, as applicable, risk-free interest rates, expected terms, expected volatility, credit risk, market yields, conversion or exercise prices, the fair value of the Company’s common stock, and other instrument-specific terms and market inputs. The risk-free interest rate for each applicable financial instrument is based on the U.S. Treasury yield curve in effect as of the valuation date for a term commensurate with the expected term, contractual term, or estimated settlement period of the instrument, as applicable. Expected volatility, when applicable, may differ among financial instruments due to differences in expected terms, contractual maturities, settlement provisions, conversion or exercise features, valuation methodologies, market inputs, and the historical periods used to estimate volatility. The G3 call option asset and the Series A Non-Voting Convertible Preferred Stock issued as consideration were measured by reference to their issuance date fair values, are not subject to recurring fair value remeasurement as of September 30, 2026 and therefore are not included in the recurring fair value hierarchy tables below (see Note 7 and Note 8 for further information).

As of September 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities measured at fair value on a recurring basis, were as follows (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes due to related parties held at fair value	$—	$—	$3,743	$3,743
Convertible loans payable at fair value	—	—	2,627	2,627
Warrant liabilities - Private Placement Warrants	—	—	—	—
Warrant liabilities - Representative’s Warrants	—	—	—	—
Total liabilities measured at fair value	$—	$—	$6,370	$6,370

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets (Bitcoin)	$1,445	$—	$—	$1,445
Liabilities:
Convertible notes due to related parties held at fair value	$—	$—	$4,160	$4,160
Convertible loans payable at fair value	—	—	7,877	7,877
Warrant liabilities - Private Placement Warrants	—	—	277	277
Warrant liabilities - Representative’s Warrants	—	—	21	21
Total liabilities measured at fair value	$—	$—	$12,335	$12,335

Warrant Liabilities

The key inputs into the Monte Carlo simulation model for the Private Placement and the Representative’s warrant liabilities, as affected by the Reverse Stock Splits, were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Input
Risk-free interest rate	5.04%	3.79%
Expected term (years)	3.78	4.53
Expected volatility	134.50%	139.20%
Exercise price	$86,250.00	$86,250.00
Fair value of Common stock	$1.98	$786.00

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 warrant liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 (in thousands):

	Private Placement Warrants	Representative’s Warrants	Ascent Warrants(1)	Total Level 3 Warrant liabilities
Fair value at January 1, 2026	$277	$21	$—	$298
Gain in fair value of warrant liabilities	(240)	(18)	—	(258)
Fair value at March 31, 2026	$37	$3	$—	$40
Issuance of warrants	—	—	2,178	2,178
Gain in fair value of warrant liabilities	(35)	(3)	(380)	(418)
Reclassification of warrant liability to additional paid-in capital	$—	$—	$(1,798)	(1,798)
Fair value at June 30, 2026	$2	$—	$—	$2
Gain in fair value of warrant liabilities	$(2)	$—	$—	$(2)
Fair value at September 30, 2026	$—	$—	$—	$—

(1)	On April 29, 2026, the Ascent Warrants were reclassified from liabilities to additional paid-in capital following an amendment that resulted in the warrants meeting the criteria for equity classification under ASC 815-40. Accordingly, the Ascent Warrants were no longer subject to recurring fair value remeasurement subsequent to the reclassification date, and no related warrant liability was outstanding as of June 30, 2026 or September 30, 2026. See Note 9 for the key inputs used in the Black-Scholes option pricing model during the three and nine months ended September 30, 2026 in calculating the fair value of the Ascent Warrants after the April 29, 2026 reclassification.

Related party convertible notes payable

The Tasly Convertible Note was fair valued using the PWERM. The intrinsic conversion value as of September 30, 2026 and December 31, 2025 was $0 for the Tasly Convertible Note. As of September 30, 2026 and December 31, 2025, the Tasly Convertible Note has matured and is payable at the principal amounts plus accrued interest. Therefore, the fair value of the note is the face amount of the debt, and as of September 30, 2026 and December 31, 2025, accrued interest was added to the liability balance.

On March 20, 2026, the Convertible Promissory Note - Related Party was amended which extended the maturity date through December 31, 2026. Subsequently, in July and August 2026, the Company entered into multiple amendments to the Convertible Promissory Note - Related Party Agreement with NorthView Sponsor I, LLC (“NVAC”), and a portion of the note was converted into common stock. See Note 5 for more information over the terms and conversion. As of September 30, 2026, the Convertible Promissory Note - Related Party was valued using a Monte Carlo simulation model due to the amendments during the three and nine months ended September 30, 2026.

As of December 31, 2025, the Convertible Promissory Note - Related Party had matured, remained outstanding and the intrinsic value was zero. Because the remaining contractual term was zero and the conversion feature had no intrinsic value, the fair value of the Convertible Promissory Note - Related Party as of December 31, 2025 was determined based on its outstanding principal amount and accrued interest. Accordingly, option-pricing assumptions including expected volatility and the risk-free interest rate, were not applicable as of December 31, 2025.

The key inputs into the Monte Carlo simulation model for the Convertible Promissory Note - Related Party were as follows during the three months ended September 30, 2026, as affected by the Reverse Stock Splits. The ranges reflect separate fair value measurements performed in connection with amendments to the note on July 31, 2026 and August 12, 2026, as well as the subsequent fair value remeasurement as of September 30, 2026:

Input
Debt rate	14.51% - 16.72%
Remaining term (years)	0.25 - 0.42
Expected volatility	300.0% - 536.0%
Fair value of Common stock	$ 1.98 - $ 4.24

Collectively, the Tasly Convertible Note and the Convertible Promissory Note - Related Party are referred to as “Related Party Convertible Notes”. The following table provides a summary of the changes in the fair value of the Company’s Level 3 Related Party Convertible Notes for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Total Level 3 Related Party Convertible Notes
Fair value as of January 1, 2026	$2,290	$1,870	$4,160
Loss on change in the fair value of related party convertible debt	242	—	242
Fair value as of March 31, 2026	$2,532	$1,870	$4,402
Loss on change in the fair value of related party convertible debt	97	244	341
Fair value as of June 30, 2026	$2,629	$2,114	$4,743
Loss (gain) on change in the fair value of related party convertible debt	98	(1,411)	(1,313)
Conversion of debt to equity	—	(1,166)	(1,166)
Debt extinguishment	—	1,479	1,479
Fair value as of September 30, 2026	$2,727	$1,016	$3,743

	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Total Level 3 Related Party Convertible Notes
Fair value as of January 1, 2025	$2,234	$—	$2,234
Loss on change in the fair value of related party convertible notes	156	—	156
Fair value as of March 31, 2025	$2,390	$—	$2,390
Loss on change in the fair value of related party convertible notes	153	—	153
Fair value as of June 30, 2025	$2,543	$—	$2,543
Assumption of related party convertible note upon closing of the Business Combination	—	2,162	2,162
Gain on change in the fair value of related party convertible notes	(336)	(242)	(578)
Fair value as of September 30, 2025	$2,207	$1,920	$4,127

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

The key inputs into the Monte Carlo simulation model for the convertible loans payable were as follows at September 30, 2026 and December 31, 2025, as affected by the Reverse Stock Splits:

	September 30, 2026	December 31, 2025
Input
Risk-free interest rate	4.21% - 4.35%	3.48%
Expected term (years)	0.08 - 0.55	1.03
Expected volatility	62.6% - 71.2%	68.30%
Fair value of Common stock	$1.98	$786.00

The following table provides a summary of the changes in the fair value of the Company’s Level 3 convertible loans payable for the three and nine months ended September 30, 2026 (in thousands):

Convertible Loans Payable
Fair value as of January 1, 2026	$7,877
Repayments of debt	(195)
Conversion of debt to equity	(1,260)
Loss on change in the fair value of convertible loans payable	555
Fair value as of March 31, 2026	$6,977
Proceeds received	1,500
Repayments of debt	(765)
Loss on change in the fair value of convertible loans payable	3,910
Conversion of debt to equity	(3,460)
Fair value as of June 30, 2026	$8,162
Proceeds received	1,300
Conversion of debt to equity	(7,204)
Loss on change in the fair value of convertible loans payable	(6,038)
Debt extinguishment	6,407
Fair value as of September 30, 2026	$2,627

The following table provides a summary of the changes in the fair value of the Company’s Level 3 convertible loans payable for the three and nine months ended September 30, 2025 (in thousands):

Convertible Loans Payable
Fair value as of January 1, 2025	$—
Proceeds Received	—
Repayments of debt	—
Conversion of debt to equity	—
Loss on change in the fair value of convertible loans payable	—
Fair value as of March 31, 2025	$—
Proceeds received	—
Repayments of debt	—
Loss on change in the fair value of convertible loans payable	—
Conversion of debt to equity	—
Fair value as of June 30, 2025	$—
Proceeds received	11,000
Repayments of debt	(610)
Loss on change in the fair value of convertible loans payable	3,969
Fair value as of September 30, 2025	$14,359

The fair value of the Company’s convertible loans payable settled through conversion was determined by multiplying the closing price of the Company’s common stock on the applicable conversion date by the number of shares of common stock issued upon settlement.

Gain (loss) on change in the fair value of convertible notes on the condensed consolidated statements of operations comprise of the change in fair value of the related party convertible notes payable and convertible loans payable and its related accrued interest on the convertible notes. As of September 30, 2026, the convertible loans payable is due within 12 months of the balance sheet date and is therefore recorded as a current liability within convertible senior notes and loans payable at fair value on the condensed consolidated balance sheets.

Digital Assets

On March 11, 2026, the Company’s Bitcoin treasury reserve strategy was terminated in light of current market conditions and the Company’s evaluation of its capital allocation priorities. During the nine months ended September 30, 2026, the Company sold 16.51 Bitcoins for an aggregate amount of $1.2 million, resulting in realized losses of $0.3 million included in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, digital assets were zero and $1.4 million, respectively.

Note 4 — Balance Sheet Components

Accrued Liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$3,514	$4,066
Accrued other liabilities	702	1,915
Total accrued liabilities	$4,216	$5,981

Note 5 — Debt

The following tables set forth a summary of the debt instruments and their changes during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Convertible Loans Payable	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Convertible Senior Notes	Promissory Notes	PPP Loan	D&O Insurance Financing
Balance at January 1, 2026	$7,877	$2,290	$1,870	$42	$1,049	$1,390	$297
Debt repayments	(195)	—	—	—	(24)	—	(222)
Change in fair value	555	242	—	—	—	—	—
Conversion of debt to equity	(1,260)	—	—	—	—	—	—
Debt forgiven	—	—	—	—	—	(1,392)
Accrued stated interest	—	—	—	1	15	2	—
Balance at March 31, 2026; Current debt	$6,977	$2,532	$1,870	$43	$1,040	$—	$75
Issuance of debt	1,500	—	—	—	—	—	—
Debt repayments	(765)	—	—	—	—	—	(75)
Change in fair value	3,910	97	244	—	—	—	—
Conversion of debt to equity	(3,460)	—	—	—	—	—	—
Debt forgiven	—	—	—	—	—	—	—
Accrued stated interest	—	—	—	2	14	—	—
Balance at June 30, 2026; Current debt	$8,162	$2,629	$2,114	$45	$1,054	$—	$—
Issuance of debt	1,300	—	—	—	—	—	—
Debt repayments	—	—	—	—	—	—	—
Change in fair value	(6,038)	98	(1,411)	—	—	—	—
Debt extinguishment	6,407	—	1,479	(27)	(413)	—	—
Conversion of debt to equity	(7,204)	—	(1,166)	(18)	(254)	—	—
Accrued stated interest	—	—	—	—	12	—	—
Balance at September 30, 2026; Current debt	$2,627	$2,727	$1,016	$—	$399	$—	$—
Accounting basis	Fair value option	Fair value option	Fair value option	Effective interest method	Simple interest method	Compounding Interest	Simple interest method
Interest rate	7% - 12%	24%	—	0%-12%	0%-12%	1%	7%
Conversion price(s) per share, as affected by the Reverse Stock Splits	various	$14,400.00	Higher of $4.28 or prior-day closing price	$3,750.00, $16,650.00, and $30,000.00	—	—	—
Maturity	various	3/31/2024	12/31/2026	7/11/2025	various	—	7/10/2026

	Junior Convertible Notes	Convertible Loans Payable (As Revised)	Tasly Convertible Note - Related Party	Convertible Promissory Note - Related Party	Convertible Senior Notes	Promissory Notes	PPP Loan
Balance at January 1, 2025	$18,419	$—	$2,234	$—	$25,268	$910	$1,376
Issuance of debt	—	—	—	—	750	—	—
Change in fair value	—	—	156	—	—	—	—
Stated interest	545	—	—	—	572	15	3
Amortization of debt discount and issuance costs	1	—	—	—	(1)	—	—
Balance at March 31, 2025	$18,965	$—	$2,390	$—	$26,589	$925	$1,379
Issuance of debt	—	—	—	—	700	—	—
Change in fair value	—	—	(38)	—	—	—	—
Stated interest	553	—	191	—	604	15	4
Amortization of debt discount and issuance costs	15	—	—	—	2	—	—
Balance at June 30, 2025	$19,533	$—	$2,543	$—	$27,895	$940	$1,383
Issuance of debt	—	11,000	—	—	(100)	100	—
Debt repayments	—	(610)	—	—	(443)	—	—
Change in fair value	—	3,969	(145)	(242)	—	—	—
Conversion of debt to equity	(19,612)	—	—	—	(27,279)	—	—
Stated interest	79	—	(191)	—	81	5	3
Debt assumed in connection with reverse recapitalization	—	—	—	2,162	—	—	—
Balance at September 30, 2025	$—	$14,359	$2,207	$1,920	$154	$1,045	$1,386

Convertible Notes

Convertible Loans Payable

As of September 30, 2026, the Company had issued $15.3 million in aggregate of Ascent PIPE Notes: approximately $12.2 million in 2025 (“2025 Ascent PIPE Notes”), $1.7 million in April 2026 (“Q2’26 Ascent PIPE Notes” or “April 2026 Ascent PIPE Notes”) and $1.4 million in August and September 2026 (“Q3’26 Ascent PIPE Notes”).

The 2025, Q2’26 and Q3’26 Ascent PIPE Notes bear interest at 10%, 12% and 7% per annum, respectively. Interest accrues on the outstanding unconverted principal balance, and a minimum interest amount equal to 10% of the original principal is fully earned at issuance, reduced by interest subsequently accrued. Cash payments are subject to a 5% fee. Upon an event of default, the interest rate on the 2025 and Q2’26 Ascent PIPE Notes increase to 24% per annum, while the Q3’26 Ascent PIPE Notes bear a default rate of 18%. In addition, a 10% late fee applies to overdue amounts on all Ascent PIPE Notes. The Q3’26 Ascent PIPE Notes are subject to monthly interest and principal payments, and can be made in either cash or shares. The 2025 Ascent PIPE Notes, the April 2026 Ascent PIPE Notes, and August Ascent PIPE Notes mature in January 2027, April 2027 and August 2027, respectively. The September Ascent PIPE Notes mature on the earlier of their one year anniversary from issuance date or the closing of the exercise of the Company’s G3 Call Option under the Option Agreement. See Note 7 for further details on the Option Agreement.

The Ascent PIPE Notes are convertible at the holder’s option at a conversion price equal to the lower of the applicable conversion price or 95% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the applicable conversion date, subject to the applicable floor price and customary anti-dilution protections. The Ascent PIPE Notes may be prepaid upon 10 business days’ prior notice (absent an event of default), subject to Ascent’s conversion rights, and requires mandatory prepayment upon Subsequent Offerings, as defined by the PIPE Subscription Agreement. Conversion is subject to a beneficial ownership cap of 9.99%.

Amendment No. 4

On April 2, 2026, the Company entered into Amendment No. 4 to the PIPE Subscription Agreement and related Pledge Agreement with Ascent (“Amendment No. 4”). Under Amendment No. 4, the Company may, subject to the terms and conditions of the amended agreements, request additional funding through the issuance of convertible promissory notes with an aggregate principal amount of up to $12.2 million, which the investor may elect to purchase at its discretion. This financing capacity is separate from the $12.2 million of aggregate principal issued during 2025 and results in aggregate principal issuance capacity of approximately $24.4 million under the amended financing arrangement. Amendment No. 4 also revised the Pledge Agreement release condition so that it is satisfied upon payment in full, in cash or through conversion, of the $1.7 million of notes issued in the April 2026 additional closings. Mandatory prepayments received will be applied first to the April 2026 Ascent PIPE Notes and then to previously issued notes.

Ascent Warrant

As consideration for Ascent’s participation in the April 2, 2026 closing, Ascent earned a warrant to purchase 11,111 shares of common stock, as adjusted for the July and August Reverse Stock Splits. On April 20, 2026, in connection with the second April closing and a side letter under which Ascent waived certain defaults, the Company issued a replacement warrant (the “Ascent Warrant”) for 33,333 shares at an exercise price of $50.00 per share, as adjusted for the July and August Reverse Stock Splits. The Ascent Warrant is exercisable on a cash or cashless basis through April 20, 2031, and is subject to a 9.99% beneficial ownership limitation and customary anti-dilution adjustments. During the nine months ended September 30, 2026, the Company recognized aggregate financing costs of $2.2 million related to the Ascent Warrants, consisting of $0.8 million associated with the initial issuance of the warrants on April 2, 2026, and $1.4 million of incremental fair value resulting from the April 20, 2026 modification. These amounts were expensed as incurred within financing costs, net on the Company’s condensed consolidated statements of operations. See Note 9 for the inputs used to estimate the fair value of the warrant. The Company also granted Ascent demand and piggyback registration rights for the underlying shares. Ascent’s 120-day lock-up on the underlying shares expired on August 22, 2026.

On April 29, 2026, the Company and Ascent amended the Ascent Warrant to eliminate its automatic conversion or assumption in fundamental transactions.

Amendment No. 5

On August 12, 2026, the Company and Ascent entered into Amendment No. 5 to the PIPE Subscription Agreement, which added a new form of Senior Secured Convertible Promissory Note for additional closings, revised the definition of “Note” accordingly, and reduced the exercise price of the Ascent Warrant to $4.28 per share (as adjusted for the August Reverse Stock Split). Except as modified by Amendment No. 5, all other terms remained in effect. See Note 9 for the fair value inputs and the accounting effect of the repriced warrant. The Company completed an additional closing on the same date, issuing a note with a principal amount of $0.7 million for cash proceeds of $0.7 million.

Share Exchange Agreement

On August 19, 2026, the Company and Ascent entered into a Share Exchange Agreement where all Ascent PIPE Notes issued through August 12, 2026, representing aggregate payable amounts of approximately $6.1 million at the time the agreement was signed, will be exchanged for Series A Non-Voting Preferred Stock at a rate of 0.93458 shares of Series A Preferred Stock for every $1,000. The exchange will be effective on the date the Company delivers a Call Notice to G3. See Note 7 for further details on the Company’s G3 Call Option.

The Company evaluated the impact of the Share Exchange Agreement on the outstanding Ascent PIPE Notes under ASC 470-50 and determined that the addition of a substantive conversion feature resulted in substantially different terms from the original notes. Accordingly, the Company accounted for the Share Exchange Agreement as a debt extinguishment and recognized a loss on extinguishment of debt of approximately $6.4 million during the three and nine months ended September 30, 2026.

September 2026 Closings

The Company completed two additional closings in September 2026 and issued notes with aggregate principal of approximately $0.7 million for aggregate cash proceeds of $0.6 million.

During the three and nine months ended September 30, 2026, the Company repaid zero and $1.0 million, respectively, of principal on the Ascent PIPE Notes. During the three and nine months ended September 30, 2025, the Company repaid $0.6 million of principal on the Ascent PIPE Notes. Ascent converted an aggregate of $5.2 million and $7.2 million of principal and accrued interest balance into 2,032,092 and 2,059,060 shares, respectively, of the Company’s common stock during the three and nine months ended September 30, 2026. The shares of common stock issued during the three and nine months ended September 30, 2026 had a total fair value of $7.2 million and $11.9 million, respectively, upon conversion. Ascent did not convert their principal for shares during the three and nine months ended September 30, 2025.

As of September 30, 2026, the convertible loans payable had a fair value of $2.6 million and it is classified under Convertible senior notes and loans payable at fair value on the condensed consolidated balance sheets, as the loan is due within 12 months from the balance sheet date. As of December 31, 2025, the convertible loans payable was fair valued at $7.9 million and was classified as long-term in the condensed consolidated balance sheets under convertible loans payable at fair value. As of September 30, 2026 and December 31, 2025, the Company had accrued interest of $0.2 million and $0.7 million on the convertible loans payable.

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

The Company elected to apply the fair value option to account for the Tasly Convertible Note and as such, no features of the Tasly Convertible Note are bifurcated and separately accounted for. The fair value of the Tasly Convertible Note, inclusive of accrued interest was $2.7 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively. There was accrued interest of $1.1 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively, on the Tasly Convertible Note.

The Tasly Convertible Note is recorded under convertible and promissory notes payable to related parties on the condensed consolidated balance sheets.

Convertible Promissory Note – Related Party

In connection with the Business Combination, the Company assumed a convertible working capital promissory note issued by Northview to NVAC, the sponsor of Northview (the “Sponsor”). The related party convertible promissory note is non-interest bearing and became convertible on the Closing Date. As originally issued, the Sponsor could convert all or a portion of the unpaid principal into warrants at $7,500.00 per warrant. On March 20, 2026, the maturity date was extended from January 11, 2026 to December 31, 2026.

The Company elected to apply the fair value option to account for the convertible promissory note and as such, no features of the convertible promissory note are bifurcated and separately accounted for.

On April 24, 2026, the Company and NVAC entered into a Note Modification and Conversion Agreement that established the outstanding principal balance at $1.9 million, retained the December 31, 2026 maturity date, and provided NVAC the option to convert the outstanding principal into shares of the Company’s common stock. On April 29, 2026, the parties entered into Amendment No. 1, which restricted issuance of conversion shares above 19.99% of the Company’s issued and outstanding common stock absent stockholder approval. An earlier April 6, 2026 amendment updated the conversion price and concurrently approved the potential conversion of the entire outstanding principal balance of $1.9 million was rescinded on April 7, 2026, and no shares were issued for that amendment. The Company’s stockholders approved issuances of the Company common stock for the conversion of the note above the 19.99% limit on June 23, 2026, which terminated the restriction.

On July 31, 2026, the Company and NVAC entered into Amendment No. 2, which (i) increased the beneficial ownership limitation to 49.9% of the Company’s outstanding common stock following conversion, (ii) set the conversion price at $4.24 per share, the closing price on July 31, 2026, as adjusted for the August Reverse Stock Split, and (iii) provided that shares issuable on conversion equal 122% of the principal converted divided by the conversion price. On August 12, 2026, the Company and NVAC entered into Amendment No. 3, which set the conversion price at the higher of (i) $4.28 per share, as adjusted for the August Reverse Stock Split, and (ii) the closing price on the trading day before the conversion notice.

The Company evaluated Amendments No. 2 and No. 3 under ASC 470-50 and determined that each represented an extinguishment, because the change in fair value of the embedded conversion feature exceeded 10% of the carrying amount of the note immediately before the amendment. Accordingly, the Company recognized an aggregate of $1.5 million in losses on extinguishment for the note during the three and nine months ended September 30, 2026.

On August 12, 2026, NVAC converted $1.1 million of principal into 301,991 shares of the Company’s common stock at a conversion price of $4.28 per share. The Company accounted for the transaction as a contractual conversion under ASC 470-20. Immediately prior to the conversion, the Company remeasured the NVAC convertible promissory note to fair value in connection with Amendment No. 3. Upon conversion, the Company derecognized the note’s carrying amount attributable to the converted portion, with a corresponding increase to common stock and additional paid-in capital. No additional gain or loss was recognized upon conversion. Approximately $0.8 million of principal outstanding following the conversion and it continues to be measured under the fair value option.

As of September 30, 2026 and December 31, 2025, the convertible promissory note fair value of $1.0 million and $1.9 million, respectively, was classified under convertible and promissory notes payable to related parties on the condensed consolidated balance sheets.

Junior Convertible Notes

The annual effective interest rate for the junior convertible notes was estimated between 12.54% to 53.28% for the nine months ended September 30, 2025. Interest expense for the three and nine months ended September 30, 2025 was $0.1 million and $1.2 million, respectively. The junior convertible notes were converted into 373 shares of the Company’s common stock based on $19.6 million of principal and accrued interest during the three and nine months ended September 30, 2025, as adjusted for the Reverse Stock Splits. As of September 30, 2026, the Company does not have an outstanding balance of junior convertible notes.

Convertible Senior Notes

As of September 30, 2026, the Company does not have an outstanding balance of convertible senior notes. During the three and nine months ended September 30, 2026, the Company settled less than $0.1 million of principal and accrued interest with the issuance of 42.835 shares of Series A Non-Voting Convertible Preferred Stock. The fair value of shares issued was determined to be less than $0.1 million, resulting in the recognition of less than a $0.1 million gain on extinguishment of debt during the three and nine months ended September 30, 2026.

The annual effective interest rate of convertible senior notes was estimated between 0% to 12.15% for the nine months ended September 30, 2025. The annual effective interest rate on the convertible senior notes for the three and nine months ended September 30, 2026 was not meaningful due to the immaterial outstanding balance.

The interest expense for the three and nine months ended September 30, 2026 was not material. Interest expense for the three and nine months ended September 30, 2025 was $0.1 million and $1.3 million, respectively.

Promissory Notes

The carrying value of the promissory notes as of September 30, 2026 and December 31, 2025 was $0.4 million and $1.0 million, respectively, representing past due amounts because the maturity dates of the promissory notes has passed. During the three and nine months ended September 30, 2026, the Company settled $0.7 million of principal and accrued interest, of which $0.4 million was held by a related party, with the issuance of 623.851 shares of Series A Non-Voting Convertible Preferred Stock. The fair value of shares issued was determined to be $0.3 million, resulting in the recognition of $0.4 million in gain on extinguishment of debt during the three and nine months ended September 30, 2026. The Company determined that the settlement represented a transaction with the related party in its capacity as a creditor rather than as a shareholder and, accordingly, recognized the resulting gain on extinguishment of debt in earnings rather than as a capital contribution within stockholders’ equity (deficit).

As of September 30, 2026 and December 31, 2025, outstanding balance of promissory notes due to related parties was zero and $0.4 million, respectively, and are classified under convertible and promissory notes payable to related parties and the remainder is classified under promissory notes on the condensed consolidated balance sheets. Interest expense on the Company’s promissory notes was less than $0.1 million for three and nine months ended September 30, 2026 and 2025.

Paycheck Protection Program (“PPP”) Loan

The Company applied for forgiveness of the 2nd PPP Loan in December 2025 and was notified in February 2026 that the loan had been forgiven. The Company recognized a gain on the extinguishment of the 2nd PPP Loan of $1.4 million within gain on extinguishment of debt in the condensed consolidated statements of operations during the nine months ended September 30, 2026. Interest expense on the PPP loan for the nine months ended September 30, 2026 was not material. Interest expense on the PPP loan for the three and nine months ended September 30, 2025 was not material.

Director and Officer (D&O) Insurance Financing Loan

During the nine months ended September 30, 2026, the Company made aggregate payments of $0.3 million against the obligation and recognized approximately $0.3 million of insurance expense and an immaterial amount of interest expense. As of September 30, 2026 and December 31, 2025, the remaining financing obligation was $0 and $0.3 million, respectively, which is recorded under promissory notes and other on the Company’s condensed consolidated balance sheets.

Summary of Outstanding Borrowings

As of September 30, 2026, the Company had outstanding borrowings with aggregate carrying amounts of approximately $6.8 million, all of which were classified as current liabilities. Certain of the Company’s borrowings are measured at fair value under the fair value option, and their carrying amounts may differ from the contractual principal and interest payable upon maturity or settlement. The contractual maturity dates, interest provisions, conversion features, and other significant terms of the Company’s outstanding borrowing arrangements are described above.

Note 6 — Commitments and Contingencies

Operating Lease Obligations

On January 27, 2026, the Company executed a 14 month lease agreement for its office and lab facilities for a total consideration of $0.3 million to be paid over the lease term. The incremental borrowing rate estimated at the lease commencement date was determined to be 11.45%. The lease terminates at the end of February 2027. Concurrently, the Company executed sublease agreements with sublessees for a six month period for a portion of the leased space, which had ended as of September 30, 2026.

For the three months ended September 30, 2026, operating lease expense and sublease income was immaterial. For the nine months ended September 30, 2026, operating lease expense and sublease income was $0.2 million and $0.1 million, respectively. Variable lease and short-term lease expenses for the same periods were not material. Sublease income was recorded in other income on the condensed consolidated statements of operations.

For the three and nine months ended September 30, 2025, operating lease expense was $0.1 million and $0.2 million, respectively. Variable lease and short-term lease expenses for the three and nine months ended September 30, 2025, was $0.1 million and $0.2 million, respectively.

As of September 30, 2026, the operating lease right-of-use asset was not material and is recognized within right-of-use asset on the Company’s condensed consolidated balance sheets. As of September 30, 2026, the operating lease liability of $0.1 million is recognized within accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

In July 2026, the Company’s Board of Directors approved $2.6 million in bonuses for the signing of the Option Agreement, of which a portion was paid in shares of the Company’s Series A Non-Voting Convertible Preferred Stock as of September 30, 2026. Amounts payable to management was approximately $2.4 million, $0.4 million payable in cash and $2.0 million payable in shares of the Company’s capital stock. The management bonus is subject to shareholder approval, and has not been accrued for as of September 30, 2026. In addition, under an advisory agreement with their financial advisor, the Company is required to pay $0.6 million in cash and up to $3.1 million in shares of the Company’s Series A Non-Voting Convertible Preferred Stock at closing of the acquisition of G3. See Note 7 for further detail on the Option Agreement and the potential acquisition of G3.

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

In December 2025, the Company received a Notice of Entry of Judgment in connection with litigation brought by a vendor with claims for breach of contract, which was ruled in favor of the vendor. As of September 30, 2026 and December 31, 2025, the Company had accrued approximately $0.1 million related to the matter.

In February 2026, the Company received a demand letter from counsel for a former employee for unpaid wages of approximately $0.2 million, including statutory penalties, and the amount has been accrued as of September 30, 2026 and December 31, 2025. The letter demands payment and states that litigation may be initiated if the matter is not resolved.

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

Under the License Agreement, beginning with the first commercial sale of a licensed product, the Company is required to pay Mayo earned royalties on net sales of licensed products. The applicable royalty rates vary based on the licensed field and the type of intellectual property coverage applicable to the licensed product. The Company is also obligated to make nonrefundable milestone payments to Mayo upon the first achievement of specified commercial, regulatory and clinical events for each licensed product and to pay Mayo a percentage of certain sublicense income received by the Company. As of September 30, 2026, no commercial sales, milestone events or sublicense income had occurred under the License Agreement, and no amounts were due to Mayo.

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

Asset Purchase Agreement

On April 21, 2026, the Company entered into an Asset Purchase Agreement, as amended on May 22, 2026 (the “APA”), with Bio Insights LLC (“Bio Insights”) to acquire the know-how assets of its PanOmics Assay, an NGS multi-omics analysis platform, for $30.0 million payable in Series A Convertible Preferred Stock, plus a royalty of 3% of net revenue from the assay. The assets exclude patents and biological samples. Stockholder approval for the transaction was obtained on June 23, 2026. As of September 30, 2026, the transaction has not closed.

Reduction in Force

During the three months ended September 30, 2026, the Company implemented cost reduction measures to preserve liquidity and reduce operating expenses, including a reduction in force that reduced the Company’s workforce from 11 employees to 5 employees. The reduction in force was substantially completed during the three months ended September 30, 2026. As of September 30, 2026, the Company does not expect remaining costs associated with the reduction in force to be material. In connection with these restructuring measures, the Company issued shares of Series A Non-Voting Convertible Preferred Stock to settle certain debts, including annual employee bonuses. See Note 8 for further details.

Note 7 - Proposed Acquisition of G3

Non-Binding Term Sheet

On July 2, 2026, the Company entered into a non-binding term sheet regarding a proposed acquisition of G3 Vision Labs, Inc. (“G3”), a private New Jersey corporation that operates CLIA-certified and CAP-accredited national medical laboratories. On July 31, 2026, the Company entered into the Option Agreement described below, which superseded the non-binding term sheet.

Option Agreement to Acquire G3

On July 31, 2026, the Company entered into an option agreement (the “Option Agreement”) with stockholders of G3 (the “Sellers”). The Option Agreement gives the Company the right, but not the obligation, to acquire 100% of G3’s outstanding equity securities (the “G3 Call Option”).

As consideration for the G3 Call Option and as an advance of a portion of the total consideration for the G3 equity securities, the Company issued 50,280 shares of common stock (as adjusted for the August Reverse Stock Split) and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock (the “Initial Consideration”), which is nonrefundable. If the Company exercises the option, it will issue an additional 53,918.113 shares of Series A Non-Voting Convertible Preferred Stock (the “Option Exercise Consideration”).

The Company’s ability to exercise the G3 Call Option is subject to the satisfaction of various closing conditions, including (i) the Company or G3 completing, or obtaining binding commitments for, financings with aggregate gross proceeds of at least $30.0 million; (ii) refinancing, repayment, or lender consent for certain G3 indebtedness; (iii) the Company’s stockholder and Nasdaq approvals; (iv) continued Nasdaq listing of the Company’s common stock; (v) release of the Sellers from certain obligations relating to certain G3 indebtedness; and (vi) execution of definitive acquisition documents. The G3 Call Option expires 90 days after G3 delivers specified audited and reviewed financial information to the Company. As of September 30, 2026, G3 has not delivered all specified financial information to the Company. In October 2026, the Company received audited financial statements of G3 and its consolidated entities as of December 31, 2024 and 2025, along with interim reviewed financial statements through June 30, 2026.

If the Company exercises the G3 Call Option and closes the acquisition, it must file a registration statement within 75 days (the “filing deadline”) to register the resale of the common stock issued and the common stock underlying the Series A Non-Voting Convertible Preferred Stock issued for the Initial Consideration, and cause the registration statement to become effective within 90 days after the filing deadline. If the Company fails to meet either deadline, it must pay each Seller liquidated damages of 1% of the value of that Seller’s shares per 30-day period, up to a maximum of 6%. The shares issued as consideration are not subject to a lock-up.

Under its Certificate of Designation, the Series A Non-Voting Convertible Preferred Stock is not redeemable. However, if the acquisition closes and stockholder approval of the conversion has not been obtained 18 months after the closing date, and the Company fails to deliver the underlying common stock when due (subject to certain exceptions), each Seller may require the Company to redeem the Series A Non-Voting Convertible Preferred Stock issued as Option Exercise Consideration for cash at the fair value of the common stock issuable on conversion. The right does not apply to the Initial Consideration. As of September 30, 2026, the Company had not exercised the G3 Call Option, and no shares subject to this redemption right were outstanding.

See Note 8 for additional information regarding the common stock and Series A Non-Voting Convertible Preferred Stock issued.

The G3 Call Option did not meet the definition of a derivative as it did not meet the net settleable criteria. The Company recorded the G3 Call Option as an non-current asset at the fair value of the Initial Consideration at $28.3 million, with an offsetting credit to additional paid-in capital. The G3 Call Option was classified as a non-current asset because it represents a right to acquire a business for long-term strategic purposes and is not expected to be realized in cash or converted into current assets within the Company’s normal operating cycle. If the Company exercises the G3 Call Option, the carrying amount will be remeasured to fair value and will be included in the consideration transferred; if the option expires unexercised, the carrying amount will be charged to expense. The Company assessed the asset for impairment at September 30, 2026 and concluded that no impairment existed.

During the three and nine months ended September 30, 2026, the Company incurred $2.8 million in transaction costs for the Option Agreement, of which $1.1 million were payable in cash and approximately $1.7 million were settled through the issuance of 3,177.567 shares of Series A Non-Voting Convertible Preferred Stock. The transaction fees consist of financial advisor success fees of $2.2 million, employee-bonuses of $0.1 million, and $0.5 million of legal and other professional fees. These costs were expensed and are included in general and administrative expenses in the condensed consolidated statements of operations.

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock

As of September 30, 2026, the Company was authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, of which 130,000 shares were designated as Series A Non-Voting Convertible Preferred Stock pursuant to the Company’s July 31, 2026 Certificate of Designation. The remaining 870,000 authorized preferred shares are undesignated, with no undesignated preferred shares issued or outstanding as of September 30, 2026.

On July 31, 2026, as consideration for the G3 Call Option, the Company issued an aggregate of 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock. See Note 7 for further details on the G3 Call Option.

During August 2026, the Company entered into agreements with certain financial advisors, vendors, employees and holders of outstanding notes pursuant to which the Company settled certain outstanding liabilities through the issuance of Series A Non-Voting Convertible Preferred Stock. In the aggregate, the Company issued 5,929.293 shares of Series A Non-Voting Convertible Preferred Stock at fair value of $3.1 million upon settlement of approximately $6.3 million of outstanding liabilities, consisting of approximately $4.9 million owed to financial advisors and vendors, $0.7 million of accrued employee bonuses and $0.7 million of convertible senior and promissory notes. $2.5 million of the $6.3 million liabilities that were settled, were incurred prior to fiscal year 2026. See the paragraph below and Note 5 for additional information regarding the resulting gains or losses recognized from the settlement of these liabilities.

The Company recorded the difference between the fair value of the Series A Non-Voting Convertible Preferred Stock issued and the carrying amount of the liabilities settled in the financial statement line item in which the related cost was originally recorded. As a result, during the three and nine months ended September 30, 2026, the Company recognized a $2.0 million loss in general and administrative expenses, approximately $0.1 million loss in research and development expenses, $0.7 million loss in financing costs and a $0.4 million loss on extinguishment of debt resulting in incremental expense of approximately $3.2 million. See Note 5 for additional information regarding the loss on extinguishment of debt from the settlement of the convertible senior and promissory note liabilities.

The Company’s shares of Series A Non-Voting Convertible Preferred Stock are not subject to a lock-up period but are subject to registration on a future Form S-1. There were no shares of Series A Non-Voting Convertible Preferred Stock issued and outstanding at December 31, 2025.

The Company estimated the fair value of the Series A Non-Voting Convertible Preferred Stock issued during the three and nine months ended September 30, 2026, under a PWERM. The significant assumptions used in determining the fair value of the Series A Non-Voting Convertible Preferred Stock issued during the three and nine months ended September 30, 2026 were as follows:

Valuation Assumption
Expected volatility	251.40% - 354.32%
Risk-free interest rate	3.98% - 4.05%
Expected term (years)	0.42 - 0.79
Discount for lack of marketability	43.6% - 60.0%
Probability of conversion	93.5%
Probability of obtaining required financing	85.0% - 95.0%
Fair value of Common stock	$4.24 - $4.53

Changes in these assumptions could materially affect the estimated fair value of the Series A Non-Voting Convertible Preferred Stock.

The significant features of the Company’s Series A Non-Voting Convertible Preferred Stock as of September 30, 2026 are as follows:

Voting Rights – The holders generally have no voting rights, except that holders of a majority of the outstanding shares are entitled to approve certain actions that would adversely affect the rights, preferences or privileges of the Series A Non-Voting Convertible Preferred Stock, including certain amendments to the Company’s governing documents, issuances of additional shares of Series A Non-Voting Convertible Preferred Stock and certain change-of-control transactions prior to conversion.

Dividend Rights – Holders are entitled to receive dividends on an as-converted-to-common-stock basis in the same form and manner as dividends paid on the Company’s common stock, other than dividends payable in common stock.

Liquidation Rights – In the event of a liquidation, dissolution or winding up of the Company, holders are entitled to receive, prior to any distribution to holders of common stock, an amount equal to $0.0001 per share plus any declared but unpaid dividends. After payment of such preference, the Series A Non-Voting Convertible Preferred Stock participates with the common stock on an as-converted basis.

Conversion Rights – Following receipt of the required stockholder approval, the Series A Non-Voting Convertible Preferred Stock automatically converts into common stock on the third business day following such approval, subject to applicable beneficial ownership limitations. Following such approval, holders may also elect to convert their shares of Series A Non-Voting Convertible Preferred Stock into common stock. Each share was initially convertible into 1,000 shares of common stock, subject to adjustment for stock splits and similar events. As a result of the August Reverse Stock Split, the conversion ratio was adjusted to 250 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock.

Beneficial Ownership Limitation – Conversions are subject to a beneficial ownership limitation established for each holder. The limitation may generally be set between 4.9% and 19.99% of the Company’s outstanding common stock, with a default limitation of 9.9% if no percentage is otherwise designated by the holder.

Redemption Rights – The Series A Non-Voting Convertible Preferred Stock is not redeemable under its Certificate of Designation. However, under the Option Agreement (see Note 7), if stockholder approval of the conversion of the Series A Non-Voting Convertible Preferred Stock has not been obtained within 18 months after the closing date of the G3 acquisition, and the Company fails to deliver the underlying common stock when due, each holder of Option Exercise Consideration may require the Company to redeem those shares for cash at the fair value of the common stock issuable on conversion. The right does not apply to the Initial Consideration or to failures caused by the holder, its broker, or the beneficial ownership limitation. As of September 30, 2026, the Company had not exercised the G3 Call Option, no Option Exercise Consideration had been issued, and no shares subject to this redemption right were outstanding.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the preferred stockholders. As of September 30, 2026, no dividends have been declared to date.

The Company reserved shares of common stock, as adjusted for the recapitalization and for the Reverse Stock Splits, on an as-converted basis, for future issuance as follows:

	September 30, 2026	December 31, 2025
Conversion of Series A Non-Voting Convertible Preferred Stock	14,708,215	—
Outstanding options under 2025 Plan	228	103
Issuance of options under the 2025 Plan	7,833	1,003
Outstanding common stock warrants	35,670	2,337
Issuance of earnout shares (1)	387	387
	14,752,333	3,830

(1)	In connection with the Business Combination, certain holders became entitled to receive additional common shares upon achievement of specified stock price or revenue milestones. The 387 shares, as adjusted for the Reverse Stock Splits, relate to two stock price milestones expiring in July 2027 and a fiscal 2026 revenue milestone of $11.9 million. These shares exclude 129 shares related to Milestone III, which expired unachieved on December 31, 2025.

Note 9 - Common Stock Warrants

As of September 30, 2026, the Company had five classes of warrants totaling 20,870,083, consisting of 9,487,500 Public Warrants, 7,347,500 Private Placement Warrants, 569,250 Representative’s Warrants, 132,500 HCW Warrants and 3,333,333 Ascent Warrants. Each Public Warrant, Private Placement Warrant, Representative’s Warrant and HCW Warrant is exercisable into 1/7,500 of a share, as affected by the Reverse Stock Splits. Each Ascent Warrant is exercisable into 1/100 of a share, as affected by the July and August Reverse Stock Splits. Only whole shares of common stock may be issued upon exercise of the warrants. Fractional shares resulting from the exercise of the Public Warrants, Private Placement Warrants, Representative’s Warrants and HCW Warrants are rounded down to the nearest whole share, while fractional shares resulting from the exercise of the Ascent Warrants are settled in cash based on the applicable exercise price.

	Exercise price	Expiration date	Number of shares underlying warrants
Public Warrants	$86,250.00	7/11/2030	1,265
Private Placement Warrants	$86,250.00	7/11/2030	980
Representative’s Warrants	$86,250.00	7/11/2030	75
HCW Warrants	$75.00	7/11/2030	17
Ascent Warrants	$4.28	4/20/2031	33,333
			35,670

The Ascent Warrants were issued on April 2, 2026 and subsequently modified on April 20, 2026, April 29, 2026, and August 12, 2026. The Ascent Warrants were liability-classified as of April 2, 2026 and April 20, 2026 as it was determined that these warrants were not indexed to their own stock. The April 29, 2026 amendment resulted in the Ascent Warrants becoming equity-classified. The fair value of the Ascent Warrants was calculated under the Black-Scholes option pricing model using the following key inputs, as affected by the July and August Reverse Stock Splits, during the three and nine months ended September 30, 2026 as follows:

Input
Risk-free interest rate	3.86% - 4.36%
Expected term (years)	4.7 - 5.0
Expected volatility	237.18% - 267.14%
Exercise price	$4.28 - $50.00
Fair value of Common stock	$3.86 - $75.64

On April 20, 2026, in connection with the April 2026 Ascent PIPE Notes, the Company entered into a side letter agreement that increased the number of shares issuable upon exercise of the Ascent Warrants from 11,111 shares to 33,333 shares, as adjusted for the Reverse Stock Splits (see Note 5). The modification increased their fair value from $0.8 million to $2.2 million. The Company accounted for the incremental fair value of $1.4 million as issuance costs of the April 2026 Ascent PIPE Notes. Total financing costs related to the Ascent Warrants were $2.2 million during the nine months ended September 30, 2026, consisting of approximately $0.8 million in initial issuance date fair value and approximately $1.4 million in incremental fair value from the April 20, 2026 modification, and these costs were expensed as incurred because the April 2026 Ascent PIPE Notes are carried at fair value.

On April 29, 2026, the Ascent Warrants were modified to remove a cash settlement feature, after which the Ascent Warrant met all of the criteria for equity classification under ASC 815-40. The Company remeasured the Ascent Warrants to fair value immediately before the amendment and recognized a gain of $0.4 million during the nine months ended September 30, 2026. The Company then reclassified the warrant liability, at its fair value of $1.8 million, to additional paid-in capital.

On August 12, 2026, in connection with Amendment No. 5 to the PIPE Subscription Agreement, the Company reduced the exercise price of the Ascent Warrants from $50.00 per share, as adjusted for the July and August Reverse Stock Splits, to $4.28 per share, as adjusted for the August Reverse Stock Split. The amendment did not modify the number of shares issuable under the Ascent Warrants or otherwise change the terms affecting their equity classification. Accordingly, the Ascent Warrants remained equity classified following the modification. The incremental fair value resulting from the modification was determined to be immaterial for the three and nine months ended September 30, 2026.

On August 12, 2026, the Company’s Board of Directors approved an adjustment to the warrant exercise price related to the August Reverse Stock Split for the Public Warrants, Private Placement Warrants, and Representative Warrants. Prior to the Company’s August Reverse Stock Split, the Company had 17,404,250 outstanding Warrants (excluding the Ascent Warrants) to purchase 9,282 shares of Common Stock, with each whole Warrant being exercisable under the Warrant Agreement to purchase one Warrant Share, with an exercise price of $21,562.50 per Warrant Share. After giving effect to the August Reverse Stock Split, these 17,404,250 Warrants are exercisable into a total of 2,320 shares of Common Stock, with each whole Warrant exercisable to purchase 1/7,500th of a Warrant Share, and the exercise price was adjusted to $86,250.00 per whole Warrant Share.

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

As of September 30, 2026, the total authorized and issuable shares under the 2025 Plan available for grant was 7,833 shares, as adjusted for the Reverse Stock Splits.

Activity under the Plan, as adjusted for the recapitalization and Reverse Stock Splits, is set forth below:

	Options Outstanding
Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2025	103	$23,181.00
Options granted	144	535.11
Options cancelled	—	—
Balances at March 31, 2026	247	$16,222.92
Options granted	—	—
Options cancelled	(2)	50,527.10
Balances at June 30, 2026	245	$15,942.88
Options granted	—	—
Options cancelled	(17)	50,527.10
Balances at September 30, 2026	228	$13,401.54

Stock-Based Compensation Expense by Function

The following table is a summary of stock compensation expense by function for the stock options activity reflected in the rollforward, for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$101	$579	$413	$612
Research and development	25	38	88	92
Total stock-based compensation	$126	$617	$501	$704

During the three and nine months ended September 30, 2026, the Company settled certain employee related liabilities, including transaction-related bonuses for the G3 Call Option, by issuing shares of Series A Non-Voting Convertible Preferred Stock. The associated expense for these amounts are excluded from the table above. See Note 7 and Note 8 for additional information regarding these transactions.

Note 11 — Related Party Transactions

The Company has funded its operations to date primarily through private sales of convertible preferred stock, convertible notes, convertible loans payable and promissory notes. These investments have included various related parties. The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Nature of relationship	Description of investment or transaction	September 30, 2026	December 31, 2025
Tasly	Shareholder	Convertible note held at fair value(1)	$2,727	$2,290
NVAC	Shareholder	Convertible note held at fair value(1)	$1,016	$1,870
The founders	Shareholder	Promissory notes(1)	$—	$400
NVAC	Shareholder	Due to Related Party(2)	$—	$41

(1)	See Note 5 for full disclosures on debt, including the convertible notes payable, convertible loans payable and promissory notes.

(2)	As of December 31, 2025, $41 thousand relating to an administrative service fee remains outstanding which originated from the net assets of the Northview balance sheet that was brought over at the time of the merger at fair value and has had no change.

During the three and nine months ended September 30, 2026, the Company entered into amendments to its convertible notes held by NVAC, a related party, which were accounted for as debt extinguishments as well as a partial conversion of the notes held by NVAC. During the three and nine months ended September 30, 2026, the Company recognized $1.5 million of loss on extinguishment of related-party debt in connection with these amendments which is presented under loss on extinguishment of debt on the condensed consolidated statements of operations, and a $1.4 million gain from change in fair value during the three and nine months ended September 30, 2026. Refer to Note 3 and Note 5 for further discussion of the amendments and the related accounting treatment.

For the three months ended September 30, 2026 and 2025, related party interest expense was $4 thousand and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, related party interest expense was $14 thousand and $1.3 million, respectively.

Note 12 — Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Because the Company incurred a net loss in all periods presented, basic and diluted net loss per share are the same.

The Company’s Series A Non-Voting Convertible Preferred Stock is considered a participating security because holders are entitled to receive dividends on an as-converted basis when dividends are paid on common stock. Accordingly, the Company applies the two-class method in computing basic net loss per share. As the holders of the Series A Non-Voting Convertible Preferred Stock are not contractually required to participate in the Company’s losses, no undistributed losses were allocated to these participating securities during the three and nine months ended September 30, 2026.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, as adjusted for the Reverse Stock Splits (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (As Revised)	2026	2025 (As Revised)
Numerator:
Net loss	$(4,950)	$(26,090)	$(17,161)	$(31,154)
Denominator:
Weighted average shares of common stock used to compute basic and diluted net loss per share	794,920	4,230	292,239	1,587
Net loss per share attributable to common stockholders - basic and diluted:	$(6.23)	$(6,167.85)	$(58.72)	$(19,630.75)

The following outstanding shares of potentially dilutive securities, as adjusted for the recapitalization and the Reverse Stock Splits, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2026	2025
Series A non-voting convertible preferred stock	14,708,215	—
Related party convertible notes (1)	289,796	268
Convertible loans payable (2)	1,636,250	19,145
Warrants	35,670	2,337
Options to purchase common stock	228	208
Earnout shares (3)	387	516
Total	16,670,546	22,474

(1)	Includes the assumed issuance of 189 shares and 153 shares of common stock for the conversion of Tasly Convertible Notes at $14,400.00 per share as of September 30, 2026 and 2025, respectively;

(2)	Includes the assumed issuance of 1,636,250 shares of common stock at the conversion price of $1.61 per share for the Ascent PIPE Notes, taking 95% of the lowest closing share price in the 10 trading days preceding September 30, 2026 and the assumed issuance of 19,145 shares of common stock at the conversion price of $750.00 per share for the Ascent PIPE Notes, based on the contractual floor price of $750.00 per share as of September 30, 2025;

(3)	As of September 30, 2026, these earnout shares exclude 129 shares allocated to Milestone III as Milestone III expired as of December 31, 2025.

Note 13 — Segments

The Company operates as one operating segment. The Company’s CODM is its CEO who reviews financial information presented on a consolidated net loss basis as reported on the condensed consolidated statement of operations, in order to make decisions about allocating resources and assessing performance for the entire Company. The CODM also utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM function approves key operating and strategic decisions. The CODM function views the Company’s operations and manages its business on a consolidated basis and as a single reportable operating segment.

The CODM function is regularly provided with the following significant segment expenses. Significant expenses include research and development and general and administrative expenses, which are each separately presented in the Company’s condensed consolidated statements of operations. The CODM reviews significant expenses within both the research and development and the general and administrative categories. Other segment items within net loss include gain (loss) on change in fair value of convertible notes, gain on change in fair value of warrant liabilities, loss on disposal of digital assets, loss on change in fair value of digital assets, interest expense, gain on extinguishment of debt, loss on extinguishment of debt, financing costs, net and other income. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (As Revised)	2026	2025 (As Revised)
Operating expenses:
Research personnel compensation costs, including stock-based compensation	$95	$287	$681	$945
Contract research organization and regulatory costs	39	315	1,105	315
Administrative personnel compensation costs, including stock-based compensation	895	4,126	2,247	4,861
Rent and office costs	50	97	273	415
Legal and accounting costs	931	976	2,530	1,625
Transaction costs(1)	2,798	15,060	2,798	15,060
Other expenses (2)	45	848	1,770	915
Total segment expenses	4,853	21,709	11,404	24,136
Loss from operations	(4,853)	(21,709)	(11,404)	(24,136)
Other income (expense):
Gain (loss) on change in the fair value of convertible notes	7,351	(3,640)	2,303	(3,950)
Gain on change in fair value of warrant liabilities	2	884	678	884
Loss on disposal of digital assets	—	—	(295)	—
Loss on change in fair value of digital assets	—	(28)	—	(28)
Interest expense (including related parties amounts of $4 and $97 for the three months ended September 30, 2026 and 2025, respectively, and $14 and $1,326 for the nine months ended September 30, 2026 and 2025, respectively)	(22)	(169)	(61)	(2,496)
Gain on extinguishment of debt	441	—	1,832	—
Loss on extinguishment of debt (including related parties amounts of $1,479 for the three and nine months ended September 30, 2026)	(7,886)	—	(7,886)	—
Financing costs, net	(3)	(1,443)	(2,473)	(1,443)
Other income	20	15	145	15
Total other expense, net	(97)	(4,381)	(5,757)	(7,018)
Net loss	$(4,950)	$(26,090)	$(17,161)	$(31,154)

(1)	Transaction costs for the three and nine months ended September 30, 2026 primarily consist of transaction costs for the G3 Option Agreement. Transaction costs for the three and nine months ended September 30, 2025 primarily consist of costs incurred in connection with the Business Combination, which was accounted for as a reverse recapitalization.

(2)	Other expenses includes public relations costs, insurance costs, third party professional services and consulting costs and small balances of research materials and supplies.

The Company has no significant long-lived assets recognized on the condensed consolidated balance sheets. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Note 14 — Subsequent Events

The Company has evaluated its subsequent events as of September 30, 2026, through the date these condensed consolidated financial statements were issued and identified the following events requiring disclosure:

Amendments to Ascent PIPE Notes

On October 4, 2026, the Company entered into separate amendments with Ascent to modify certain terms of the senior secured convertible promissory notes originally issued on April 2, 2026 and April 20, 2026, with original principal amounts of approximately $0.6 million and $1.1 million, respectively (collectively, the “October Amendments”). The October Amendments modified the conversion price on each note to equal the greater of (i) $1.20 per share and (ii) 95% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the applicable conversion date, subject to further adjustment pursuant to the terms of the notes. The October Amendments also revised the contractual floor price to $0.338 per share and modified the share reserve requirements to generally require the reservation of 150% of the maximum aggregate number of shares potentially issuable under the applicable transaction documents, calculated in accordance with the amended terms.

In addition, the amendment relating to the April 2, 2026 note provided for the waiver of certain provisions under the senior secured convertible promissory notes issued to Ascent on August 12, 2026, September 1, 2026 and September 16, 2026, with original principal amounts of approximately $0.7 million, $0.3 million and $0.4 million, respectively. Except as expressly modified or waived by the October Amendments, the remaining terms of the respective notes and related transaction documents remain unchanged. The effectiveness of the October Amendments is subject to the satisfaction of certain payment obligations specified therein. The Company is evaluating the financial accounting impact of the October Amendments, including the effect of the amended conversion provisions on the fair value of the affected convertible notes, and is unable to reasonably estimate the resulting financial effect as of the issuance date of these condensed consolidated financial statements.

Ascent PIPE Note Issuance

On October 15, 2026, the Company completed an additional closing under the PIPE Subscription Agreement with Ascent and issued a senior secured convertible promissory note with an original principal amount of approximately $0.8 million for cash proceeds of $0.7 million, reflecting an original issue discount of approximately $0.1 million. The note bears interest at 7% per annum and matures on the earlier of October 15, 2027, or the closing of the exercise of the Company’s G3 Call Option under the Option Agreement. The note is convertible into shares of the Company’s common stock at an initial conversion price of $4.28 per share, subject to adjustment and a contractual floor price of $1.07 per share. The note also provides for monthly principal amortization payments commencing January 1, 2027, and is secured by the Company’s assets and ranks pari passu with the other Ascent PIPE Notes. The Company is evaluating the financial accounting impact of the issuance, including the initial fair value of the convertible note.

ISO Certification

On October 15, 2026, the Company announced that it had received ISO 13485:2016 certification from GMED, a European Union notified body, for its quality management system covering the design, development and manufacture of the Lumee Oxygen Platform. The certification represents a milestone in the Company’s ongoing European Medical Device Regulation conformity assessment process. The Company continues to work toward completion of the remaining conformity assessment activities required to obtain CE marking for the Lumee Oxygen Platform.

Amendment No. 4 to the Related Party Convertible Promissory Note

On November 5, 2026, the Company entered into Amendment No. 4 to the Note Modification and Conversion Agreement with NVAC, relating to the promissory note held by the Sponsor in the original principal amount of up to $2.5 million. The amendment changed the conversion price to the greater of (i) $0.20 per share, subject to proportionate adjustment for subsequent stock splits and similar transactions, and (ii) the closing price of the Company’s common stock on the trading day immediately preceding delivery of the applicable conversion notice, effective for conversion notices delivered on or after November 5, 2026. The number of shares issuable upon conversion continues to be determined by dividing 122% of the principal amount being converted by the conversion price. The Company is evaluating the financial accounting impact of the amendment and is unable to reasonably estimate the resulting financial effect as of the issuance date of these condensed consolidated financial statements.

Conversions of Related Party Convertible Promissory Note

On November 12, 2026, NVAC converted $0.1 million of outstanding principal under the related party convertible promissory note into 214,083 shares of the Company’s common stock at a conversion price of $0.549 per share, based on the November 11, 2026 volume-weighted average price of the Company’s common stock.

On November 13, 2026, NVAC converted the remaining outstanding principal under the related party convertible promissory note into 2,149,195 shares of the Company’s common stock at a conversion price of $0.46 per share, based on the November 12, 2026 closing share price, pursuant to the Note Modification and Conversion Agreement, as amended. Consistent with the terms of the agreement, the number of shares issued upon conversion was determined by dividing 122% of the principal amount converted by the applicable conversion price. The Company is evaluating the financial accounting impact of the conversion, including the remeasurement of the convertible promissory note to fair value immediately prior to conversion.

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

Business Overview

We are a clinical-stage digital health and medical technology company focused on developing biosensing solutions to improve health outcomes for patients in a variety of different diseases and conditions. Our first product is Lumee Oxygen, which enables physicians to ascertain the extent of perfusion, or passage of blood through the circulatory system to an organ or tissue, in patients with Critical Limb Ischemia (“CLI”) both during and after endovascular revascularization procedures. Lumee Oxygen received regulatory approval in Europe through the attainment of a CE mark which subsequently lapsed in 2020. We are currently working to obtain a renewed CE Mark. In addition, prior to commercialization in the U.S., Lumee Oxygen must obtain FDA clearance or approval.

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

Lumee Oxygen previously received regulatory approval in Europe through the attainment of a CE Mark, which subsequently lapsed in 2020. We are currently pursuing renewed CE Mark certification under the European Union Medical Device Regulation (“MDR”). We continue to work with GMED to complete the remaining applicable MDR conformity assessment activities necessary to obtain renewed CE Mark certification. There can be no assurance regarding the timing or successful completion of the remaining regulatory requirements or the issuance of the CE Mark. We have access to key opinion leaders (“KOLs”) in both Europe and the United States, who deal with peripheral arterial disease (“PAD”) and CLI.

On October 15, 2026, we announced that we received ISO 13485:2016 certification from GMED, a European Union notified body, for its quality management system covering the design, development and manufacture of the Lumee Oxygen Platform. The certification represents a milestone in our ongoing European Medical Device Regulation conformity assessment process. We continue to work towards completion of the remaining conformity assessment activities required to obtain CE marking for the Lumee Oxygen Platform.

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

Regarding Lumee Glucose, if and when we obtain marketing authorization, we may embark on a dual strategy of both direct to hospital sales, for our professional-use and personal-use CGM product, and direct to pharmacy sales for our personal use product only, thereby maximizing flexibility for the consumer. By aiming for coverage under a user’s pharmacy benefit, we believe we can diversify our user base, while accounting for any risk related to unlikely delay of attainment of a category I CPT code for sensor insertion. We feel a difference between other insertable or implantable CGMs and Lumee Glucose, is that the latter can be simply inserted with a hypodermic needle and does not require a surgical implantation, similar to how pharmacists use these needles to administer flu shots and other vaccines. At the same time, physicians can still leverage existing CPT codes related to interpretation of CGM data and we have, in parallel, initiated steps for CPT codes related to our sensor insertion. We will target both public and private payors for coverage.

Since our launch, we have devoted substantially all of our resources to research and development, as well as all clinical study activities related but not limited to Lumee Oxygen, Lumee Glucose and prototypes for sensors of at least eight other analytes. We have also invested, on a smaller scale, in making sales of Lumee Oxygen for research- use only clients, which include entities working with animal models. Furthermore, we also performed research and development under government grants.

On July 7, 2026, we filed a continuation patent application with the United States Patent and Trademark Office related to our tissue-integrating sensor technology. The application, which claims priority to our earlier patent application filed during October 2010, remained pending as of September 30, 2026.

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

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. As of September 30, 2026, the Company may be required to seek additional equity or debt financing to commercialize its products. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of, or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and results of operations.

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

Nasdaq Continued Listing

On September 11, 2025, Nasdaq notified us that we were not in compliance with the Minimum Bid Price Requirement and the Market Value of Listed Securities (“MVLS”) Requirement, and on October 27, 2025, that we were not in compliance with the Market Value of Publicly Held Shares (“MVPHS”) Requirement. We did not regain compliance by the applicable deadlines (March 10, 2026 for bid price and MVLS; April 27, 2026 for MVPHS), and Nasdaq determined our securities were subject to delisting. We appealed and appeared before the Nasdaq Hearings Panel (the “Panel”) on April 21, 2026.

On May 6, 2026, the Panel granted us a continued listing subject to conditions, including (i) transferring to The Nasdaq Capital Market, which became effective May 15, 2026, (ii) obtaining stockholder approval for a reverse stock split by June 23, 2026, and (iii) demonstrating compliance with the minimum bid price and stockholders’ equity requirements by July 20, 2026, which Nasdaq later extended to July 31, 2026.

We regained compliance with the MVPHS Requirement as of August 21, 2026. On September 9, 2026, Nasdaq confirmed our compliance with the minimum bid price and stockholders’ equity requirements under Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, and placed us under a one-year Mandatory Panel Monitor pursuant to Listing Rule 5815(d)(4)(B). During the monitoring period, a further failure to comply with the stockholders’ equity requirement would result in a prompt Staff Delisting Determination, without an opportunity to submit a compliance plan or receive a cure period, although we may appeal. There can be no assurance that we will maintain compliance with Nasdaq’s continued listing standards. Delisting could adversely affect the liquidity and market price of our securities and our ability to raise capital.

Reverse Stock Splits

On September 18, 2026, our stockholders authorized the Board of Directors, in its discretion, to effect one or more additional reverse stock splits of the common stock through September 18, 2028, at an aggregate ratio not exceeding 1-for-12. This authorization did not itself effect a reverse stock split.

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

Paycheck Protection Program (“PPP”) Loan Forgiveness

We applied for loan forgiveness for the remaining PPP loan in December 2025. On February 11, 2026, we received approval for forgiveness from the Small Business Administration for the full $1.4 million principal loan balance. We recognized a gain on the extinguishment of the PPP Loan of $1.4 million within Gain on extinguishment of debt on the condensed consolidated statements of operations during the nine months ended September 30, 2026.

Sale of Digital Assets

On March 11, 2026, we made the determination to terminate our Bitcoin treasury reserve strategy in light of current market conditions and our capital allocation priorities. During the nine months ended September 30, 2026, we sold 16.51 Bitcoins for an aggregate amount of $1.2 million, resulting in realized losses of $0.3 million.

Amendments on Related-party Convertible Promissory Note

In connection with the Business Combination, we assumed a convertible working capital promissory note issued by Northview to NVAC, the sponsor of Northview (the “Sponsor”). The related party convertible promissory note is non-interest bearing and became convertible on the Closing Date. As originally issued, the Sponsor could convert all or a portion of the unpaid principal into warrants at $7,500.00 per warrant. On March 20, 2026, the maturity date was extended from January 11, 2026 to December 31, 2026.

On April 24, 2026, we and NVAC entered into a Note Modification and Conversion Agreement that established the outstanding principal balance at $1.9 million, retained the December 31, 2026 maturity date, and provided NVAC the option to convert the outstanding principal into shares of the Company’s common stock. On April 29, 2026, the parties entered into Amendment No. 1, which restricted issuance of conversion shares above 19.99% of our issued and outstanding common stock absent stockholder approval. An earlier April 6, 2026 amendment updated the conversion price and concurrently approved the potential conversion of the entire outstanding principal balance of $1.9 million was rescinded on April 7, 2026, and no shares were issued for that amendment. Our stockholders approved issuances of our common stock for the conversion of the note above the 19.99% limit on June 23, 2026, which terminated the restriction.

On July 31, 2026, we and NVAC entered into Amendment No. 2, which (i) increased the beneficial ownership limitation to 49.9% of our outstanding common stock following conversion, (ii) set the conversion price at $4.24 per share, the closing price on July 31, 2026, as adjusted for the August Reverse Stock Split, and (iii) provided that shares issuable on conversion equal 122% of the principal converted divided by the conversion price. On August 12, 2026, we and NVAC entered into Amendment No. 3, which set the conversion price at the higher of (i) $4.28 per share, as adjusted for the August Reverse Stock Split, and (ii) the closing price on the trading day before the conversion notice.

We evaluated Amendments No. 2 and No. 3 under ASC 470-50 and determined that each represented an extinguishment, because the change in fair value of the embedded conversion feature exceeded 10% of the carrying amount of the note immediately before the amendment. Accordingly, we recognized an aggregate of $1.5 million in losses on extinguishment for the note during the three and nine months ended September 30, 2026, which is presented under loss on extinguishment of debt on the condensed consolidated statements of operations.

On August 12, 2026, NVAC converted $1.1 million of principal into 301,991 shares of our common stock at a conversion price of $4.28 per share. The conversion was accounted for as a contractual conversion under ASC 470-20, with the carrying amount of the converted portion of the note reclassified to stockholders’ equity and no additional gain or loss recognized upon conversion. $0.8 million of principal remained outstanding after the conversion.

Amendment No. 4 on the PIPE Subscription Agreement

On April 2, 2026, we entered into Amendment No. 4 to the PIPE Subscription Agreement and related Pledge Agreement with Ascent (“Amendment No. 4”). Under Amendment No. 4, we may, subject to the terms and conditions of the amended agreements, request additional funding through the issuance of convertible promissory notes with an aggregate principal amount of up to $12.2 million, which the investor may elect to purchase at its discretion. This financing capacity is separate from the $12.2 million of aggregate principal issued during 2025 and results in aggregate principal issuance capacity of approximately $24.4 million under the amended financing arrangement.

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

In connection with the additional closing on April 20, 2026, we issued an Ascent PIPE Note with an aggregate principal amount of approximately $1.1 million. The note matures on April 20, 2027, bears interest at 12% per annum and is convertible into shares of our common stock, subject to the terms of the note. In connection with the April 20, 2026 closing, we entered into a side letter agreement with Ascent pursuant to which Ascent waived certain defaults under the Purchase Agreement and we issued a replacement Ascent Warrant that replaced the warrant earned on April 2, 2026. The replacement warrant increased the number of shares issuable upon exercise from 11,111 shares to 33,333 shares, as adjusted for the July and August Reverse Stock Splits, at an exercise price of $50.00 per share and is exercisable on a cash or cashless basis through April 20, 2031. We also agreed to provide Ascent with demand and piggyback registration rights with respect to the underlying shares.

In connection with the issuance of the replacement warrant, Ascent entered into a lock-up agreement, dated April 20, 2026, pursuant to which Ascent agreed not to transfer the shares underlying the replacement warrant for 120 days, expiring August 22, 2026, subject to customary exceptions. Any permitted transferee is required to execute a lock-up agreement on substantially similar terms.

On April 29, 2026, the Company and Ascent entered into an amendment to an existing Warrant to Purchase Shares of common stock, which eliminated the provisions relating to the automatic conversion or assumption of the warrant in connection with Fundamental Transactions.

Amendment No. 5 on the PIPE Subscription Agreement

On August 12, 2026, we executed the 5th amendment to the PIPE Subscription Agreement for (i) an additional tranche of $0.7 million, which bears interest at 7% per annum and matures on August 12, 2027, and (ii) amended the exercise price of the Ascent Warrants to $4.28 per share, after giving effect to the August Reverse Stock Split.

Warrant Amendment

On August 12, 2026, our Board of Directors approved an adjustment to the warrant exercise price related to the August Reverse Stock Split. Prior to the August Reverse Stock Split, we had 17,404,250 outstanding Warrants (excluding the Ascent Warrants) to purchase 9,282 shares of our Common Stock, with each whole Warrant being exercisable under the Warrant Agreement to purchase one Warrant Share, with an exercise price of $21,562.50 per Warrant Share. After giving effect to the August Reverse Stock Split, these 17,404,250 Warrants will be exercisable for a total of 2,320 shares of Common Stock, with each whole Warrant exercisable to purchase 1/7,500th of a Warrant Share, and the exercise price shall be adjusted to $86,250.00 per whole Warrant Share. After giving effect to the August Reverse Stock Split, one Warrant Share will be issuable upon the exercise of 7,500 Warrants for an aggregate exercise price of $86,250.00. The impact of the August Reverse Stock Split on exercise price for the Ascent Warrants is discussed in the “Amendment No. 5 on the PIPE Subscription Agreement” section above.

Share Exchange Agreement

On August 19, 2026, we entered into a Share Exchange Agreement with Ascent pursuant to which the outstanding Ascent PIPE Notes issued through August 12, 2026, representing aggregate payable amounts of approximately $6.1 million as of the agreement date, are to be exchanged for Series A Non-Voting Convertible Preferred Stock at a rate of approximately 0.93458 preferred shares for each $1,000 of outstanding obligations. The exchange is conditioned upon delivery of a Call Notice under the G3 Option Agreement. We determined that the modification of the Ascent PIPE Notes resulted in substantially different contractual terms and recognized a loss on extinguishment of debt of approximately $6.4 million during the three and nine months ended September 30, 2026. If completed, the exchange would reduce the associated cash repayment obligations but could result in substantial dilution upon conversion of the preferred shares. See Notes 5 and 7 to the condensed consolidated financial statements for additional information.

ELOC

During the nine months ended September 30, 2026, approximately $2.9 million representing 93,020 shares of our common stock, as adjusted for the Reverse Stock Splits, were sold pursuant to the ELOC Purchase Agreement.

Proposed Bio Insights Acquisition

On April 21, 2026, we entered into an Asset Purchase Agreement, as amended on May 22, 2026 (the “APA”), with Bio Insights LLC (“Bio Insights”) to acquire the know-how assets of its PanOmics Assay, an integrated NGS multi-omics analysis platform, for $30.0 million payable in Series A Convertible Preferred Stock, plus a royalty of 3% of net revenue from the assay. The assets exclude patents and biological samples. Stockholder approval for the transaction was obtained on June 23, 2026. As of September 30, 2026, the transaction has not closed.

G3 Term Sheet

On July 2, 2026, we entered into a non-binding term sheet regarding a proposed acquisition of G3 Vision Labs Inc. (“G3”), a private New Jersey corporation that operates CLIA-certified and CAP-accredited national medical laboratories. On July 31, 2026, we entered into the Option Agreement described below, which superseded the non-binding term sheet.

Option Agreement to Acquire G3

On July 31, 2026, we entered into an option agreement with certain stockholders of G3, pursuant to which we obtained the right, but not the obligation, to acquire 100% of the outstanding equity securities of G3. G3 owns all or substantially all of the equity securities of Med Screen Laboratories Inc., Dominion Diagnostics LLC and Acutis Diagnostics Inc. Our ability to exercise the option is subject to various conditions, including our or G3’s completion of, or receipt of binding commitments for, one or more financings resulting in aggregate gross proceeds of at least $30.0 million; the refinancing, repayment or other satisfaction of certain G3 indebtedness or receipt of applicable lender consents; receipt of required stockholder and Nasdaq approvals; continued listing of our common stock on Nasdaq; release of the sellers from certain obligations relating to indebtedness of the target companies; and execution of definitive acquisition documents. The option expires 90 days after the target companies provide us with specified audited and reviewed financial information.

As consideration for the grant of the option, we issued an aggregate of 50,280 shares of our common stock and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock. The Call Option consideration are not subject to a lock-up period but are subject to registration on a future Form S-1 which will be filed at the earliest commercially reasonable date. The issuance of these securities did not generate cash proceeds and has not been included as an available source of liquidity in our assessment of our ability to meet our obligations. If we exercise the option, the sellers will be entitled to receive an additional 53,918.113 shares of Series A Non-Voting Convertible Preferred Stock. The contemplated $30.0 million financing has not been completed, remains subject to binding commitments and other conditions, and has not been included as an available source of liquidity. There can be no assurance that the conditions to exercise the option will be satisfied, that the required financing will be obtained, or that the contemplated acquisition will be completed.

We incurred $2.8 million in transaction costs for the Option Agreement, of which $1.1 million were payable in cash and approximately $1.7 million were settled through the issuance of 3,177.567 shares of Series A Non-Voting Convertible Preferred Stock. The transaction fees consist of financial advisor success fees of $2.2 million, employee-bonuses of $0.1 million, and $0.5 million of legal and other professional fees. These costs were expensed and are included in general and administrative expenses in the condensed consolidated statements of operations.

Debt Exchange

In connection with the Option Agreement and our efforts to maintain compliance with Nasdaq’s continued listing requirements, we are undertaking a reorganization of certain of our outstanding indebtedness and other obligations (the “Debt Exchange”). On August 12, 2026, we entered into Exchange Agreements with holders of certain promissory notes and convertible notes, representing approximately $6.9 million of aggregate principal and accrued interest, pursuant to which such notes are to be exchanged for up to approximately 6,403.095 shares of Series A Non-Voting Convertible Preferred Stock at a rate of approximately 0.934579 shares per $1,000 (an effective price of $4.28 per share of common stock after giving effect to the August Reverse Stock Split). On August 19, 2026, we entered into a Share Exchange Agreement with Ascent pursuant to which approximately $6.1 million of Ascent PIPE Notes will be exchanged for Series A Non-Voting Convertible Preferred Stock upon delivery of a Call Notice under the Option Agreement. In addition, between August 11 and August 20, 2026, we entered into Subscription Agreements with certain former underwriters and advisors pursuant to which amounts owed to them were satisfied through the issuance of Series A Non-Voting Convertible Preferred Stock at $1,070 per share. If completed, the exchanges would eliminate the related cash repayment obligations reflected in our contractual obligations table, but would result in substantial dilution upon conversion of the Series A Non-Voting Convertible Preferred Stock. The exchanges remain subject to closing conditions, and there can be no assurance they will be completed. Refer to Note 5 and Note 8 for further information over the debt exchange.

Subsequent Financing Developments

On October 4, 2026, we amended the Ascent PIPE Notes issued on April 2, 2026 and April 20, 2026 to change the conversion price to the greater of $1.20 and 95% of the lowest daily VWAP during the five trading days preceding conversion, to reduce the floor price to $0.338 per share and to increase the share reserve requirement to 150% of the maximum number of shares potentially issuable. On October 15, 2026, we issued an additional Ascent PIPE Note with an original principal amount of approximately $0.8 million for cash proceeds of $0.7 million.

On November 5, 2026, we entered into Amendment No. 4 to the Note Modification and Conversion Agreement with NVAC, which reduced the minimum conversion price of the Sponsor note from $1.07 to $0.20 per share; the number of shares issuable continues to be determined by dividing 122% of the principal amount converted by the conversion price. These amendments lower the price at which our convertible indebtedness may be converted and could result in the issuance of a substantially greater number of shares of common stock and significant dilution to our existing stockholders.

On November 12, 2026, NVAC converted $0.1 million of outstanding principal under the related party convertible promissory note into 214,083 shares of our common stock at a conversion price of $0.549 per share, based on the November 11, 2026 volume-weighted average price of our common stock.

On November 13, 2026, NVAC converted the remaining outstanding principal under the related party convertible promissory note into 2,149,195 shares of our common stock at a conversion price of $0.46 per share, based on the November 12, 2026 closing share price, pursuant to the Note Modification and Conversion Agreement, as amended. Consistent with the terms of the agreement, the number of shares issued upon conversion was determined by dividing 122% of the principal amount converted by the applicable conversion price.

Changes in Directors and Executive Officers

Effective July 21, 2026, Jack Stover was appointed Executive Chairman and Chief Executive Officer and Ben Hwang was appointed President. On July 26, 2026, Mr. Hwang resigned from the Board while continuing to serve as President, and Liviu Goldenberg was appointed as an independent director.

Reduction in Force

During July 2026, we implemented cost reduction measures designed to preserve our liquidity and reduce operating expenses. These measures included a reduction in force that reduced our workforce from 11 employees to 5 employees.

Principles of Accounting and Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and pursuant to applicable rules and regulations of the SEC and include all adjustments necessary for the fair presentation of our financial position as of September 30, 2026 and December 31, 2025 and the results of operations and cash flows for the periods then ended. The accompanying condensed consolidated financial statements include the accounts of Profusa Inc. and its wholly owned subsidiary, Profusa Asia Pacific Pte. Ltd (“APAC”). All intercompany balances and transactions have been eliminated in consolidation.

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

Gain (Loss) on Change in the Fair Value of Convertible Notes

We elected to apply the fair value option to account for (i) the convertible notes issued between June 2023 and March 2024 (the “Tasly Convertible Note”), (ii) the Ascent PIPE Notes and (iii) the Northview Sponsor working capital promissory note. Gain (loss) on change in the fair value of convertible notes comprise of the change in fair value of the Company’s convertible notes and its related accrued interest on the convertible notes. These abovementioned notes were recorded at fair value at inception and are subject to remeasurement to fair value at each balance sheet date, with the change in fair value reflected in our condensed consolidated statements of operations.

Gain on Change in Fair Value of Warrant Liabilities

This line item reflects changes in the fair value of our liability-classified Private Placement and Representative’s Warrants, and for the periods before April 29, 2026, the liability-classified Ascent Warrants. The Ascent Warrants were reclassified to equity on April 29, 2026 and are not subsequently remeasured as warrant liabilities.

Loss on Disposal of Digital Assets

Loss on disposal of digital assets reflects the loss recognized in connection with the disposition of our Bitcoins, representing the difference between the proceeds received upon disposal and the carrying value of the Bitcoins disposed.

Loss on Change in Fair Value of Digital Assets

The change in fair value of Bitcoins that we held during the respective periods is reflected in this financial statement line item.

Interest Expense

Interest expense consists primarily of the interest on our convertible senior notes, promissory notes, and PPP Loan.

Gain on Extinguishment of Debt

The gain on extinguishment from our PPP loan, convertible senior notes and promissory notes is reflected within this financial statement line item.

Loss on Extinguishment of Debt

The loss from extinguishment of our related party convertible promissory note and our convertible loans payable is reflected within this financial statement line item.

Financing Costs, Net

Financing costs, net consist primarily of costs incurred in connection with our forward share issuance, issuance of shares under the ELOC Purchase Agreement, and noncash warrant issuance expenses related to the Ascent Warrants. Financing costs, net also reflect gains from settlement of certain obligations through the issuance of Series A Non-Voting Convertible Preferred Stock during the three months ended September 30, 2026.

Other Income

Other income consists primarily of interest income earned from our operating cash account and a short-term sublease of a portion of our facilities.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025 (As Revised)	$	%
Operating expenses:
Research and development	$222	$722	$(500)	(69)%
General and administrative	4,631	20,987	(16,356)	(78)%
Total operating expenses	4,853	21,709	(16,856)	(78)%
Loss from operations	(4,853)	(21,709)	16,856	(78)%

Other income (expenses)
Gain (loss) on change in the fair value of convertible notes	7,351	(3,640)	10,991	(302)%
Gain on change in fair value of warrant liabilities	2	884	(882)	(100)%
Loss on change in fair value of digital assets	—	(28)	28	(100)%
Interest expense (including related parties amounts of $4 and $97 for the three months ended September 30, 2026 and 2025, respectively)	(22)	(169)	147	(87)%
Gain on extinguishment of debt	441	—	441	N/M
Loss on extinguishment of debt (including related parties amounts of $1,479 for the three months ended September 30, 2026)	(7,886)	—	(7,886)	N/M
Financing costs, net	(3)	(1,443)	1,440	(100)%
Other income	20	15	5	33%
Total other expense, net	(97)	(4,381)	4,284	(98)%
Net loss	$(4,950)	$(26,090)	$21,140	(81)%

Research and Development – Research and development expenses decreased by $0.5 million, or 69%, to $0.2 million during the three months ended September 30, 2026 from $0.7 million during the three months ended September 30, 2025. The decrease was driven primarily by the decrease in regulatory and contract research organization (“CRO”) costs of $0.3 million which is in line with our focus on research and development to complete device functionality during the three months ended September 30, 2025 to reach the point of commercialization, and a decrease in personnel costs of $0.2 million due to our reduction in force.

General and Administrative – General and administrative expenses decreased by $16.4 million, or 78%, to $4.6 million during the three months ended September 30, 2026 from $21.0 million during the three months ended September 30, 2025. The decrease was driven by a decrease in legal, accounting and other third party professional services of $13.2 million and personnel costs of $3.2 million as a result of our Business Combination that closed in 2025.

Gain (Loss) on Change in the Fair Value of Convertible Notes – Gain (loss) on change in the fair value of convertible notes increased by $11.0 million, or 302%, to $7.4 million during the three months ended September 30, 2026 from a loss of $3.6 million during the three months ended September 30, 2025. The gain recognized during the three months ended September 30, 2026 was primarily driven by the gain on the remeasurement of the related party convertible promissory note of $1.4 million and the gain on the remeasurement of the Ascent PIPE Notes of approximately $6.0 million.

Gain on Change in Fair Value of Warrant Liabilities – Gain on change in the fair value of warrant liabilities was not material during the three months ended September 30, 2026.

Loss on Change in Fair Value of Digital Assets – Loss on change in fair value of digital assets was less than $0.1 million during the three months ended September 30, 2025. We disposed of our digital assets before the period and in result, we did not have any changes in fair value.

Interest Expense – Interest expense decreased by $0.1 million, or 87%, to less than $0.1 million during the three months ended September 30, 2026, from $0.2 million during the three months ended September 30, 2025. The decrease was primarily due to the conversion of the entirety of our junior convertible debt and a significant portion of our convertible senior notes at the closing of our Business Combination.

Gain on Extinguishment of Debt – Gain on extinguishment of debt increased by $0.4 million during the three months ended September 30, 2026. The increase was primarily due to the extinguishment of our convertible senior notes and promissory notes during the three months ended September 30, 2026.

Loss on Extinguishment of Debt – Loss on extinguishment of debt increased by $7.9 million during the three months ended September 30, 2026. The increase was due to the extinguishment of our related party convertible promissory note and convertible loans payable during the three months ended September 30, 2026.

Financing Costs, Net – Financing costs, net decreased by $1.4 million, or 100%, during the three months ended September 30, 2026. Our financing costs were $1.4 million during the three months ended September 30, 2025 due to our issuance of shares on the ELOC agreement. We did not have any issuances of shares on the ELOC agreement during the three months ended September 30, 2026 which is primarily driving the decrease for the period, as well as gains from settlement of certain obligations through the issuance of Series A Non-Voting Convertible Preferred Stock of $0.7 million during the three months ended September 30, 2026 .

Other Income – Other income increased by less than $0.1 million, or 33%, during the three months ended September 30, 2026 primarily due to sublease income recognized during the period.

Comparison of the nine months ended September 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025 (As Revised)	$	%
Operating expenses:
Research and development	$2,191	$1,549	$642	41%
General and administrative	9,213	22,587	(13,374)	(59)%
Total operating expenses	11,404	24,136	(12,732)	(53)%
Loss from operations	(11,404)	(24,136)	12,732	(53)%

Other income (expenses)
Gain (loss) on change in the fair value of convertible notes	2,303	(3,950)	6,253	(158)%
Gain on change in fair value of warrant liabilities	678	884	(206)	(23)%
Loss on disposal of digital assets	(295)	—	(295)	N/M
Loss on change in fair value of digital assets	—	(28)	28	(100)%
Interest expense (including related parties amounts of $14 and $1,326 for the nine months ended September 30, 2026 and 2025, respectively)	(61)	(2,496)	2,435	(98)%
Gain on extinguishment of debt	1,832	—	1,832	N/M
Loss on extinguishment of debt (including related parties amounts of $1,479 for the nine months ended September 30, 2026)	(7,886)	—	(7,886)	N/M
Financing costs, net	(2,473)	(1,443)	(1,030)	71%
Other income	145	15	130	867%
Total other expense, net	(5,757)	(7,018)	1,261	(18)%
Net loss	$(17,161)	$(31,154)	$13,993	(45)%

Research and Development – Research and development expenses increased by $0.6 million, or 41%, to $2.2 million during the nine months ended September 30, 2026 from $1.5 million during the nine months ended September 30, 2025. The increase was driven primarily by the increase in regulatory and contract research organization (“CRO”) costs of $0.8 million which is in line with our focus on research and development to complete device functionality and reach the point of commercialization in the near future, offset by a decrease in personnel costs of $0.3 million due to our reduction in force.

General and Administrative – General and administrative expenses decreased by $13.4 million, or 59%, to $9.2 million during the nine months ended September 30, 2026 from $22.6 million during the nine months ended September 30, 2025. The decrease was primarily driven by a decrease in transaction fees related to legal, accounting and other third party professional services of $11.4 million and personnel costs of $2.6 million as a result of our Business Combination that closed in 2025, offset by an increase to insurance fees of $0.4 million.

Gain (Loss) on Change in the Fair Value of Convertible Notes – Gain (loss) on change in the fair value of convertible notes increased by $6.3 million, or 158%, to $2.3 million during the nine months ended September 30, 2026 from a loss of $4.0 million during the nine months ended September 30, 2025. The increase was primarily driven by gains recognized the fair value remeasurement of the Ascent PIPE notes of $1.6 million, gains recognized for the related-party convertible promissory note with NVAC of $1.2 million, partially offset by fair value losses recognized on Tasly related party convertible note of $0.4 million during the nine months ended September 30, 2026. The gains recognized during the nine months ended September 30, 2026 were principally attributable to changes in the estimated fair values of the respective convertible instruments including the effects of changes in the Company’s common stock price and the terms of the instruments.

Gain on Change in Fair Value of Warrant Liabilities – Gain on change in the fair value of warrant liabilities was $0.7 million during the nine months ended September 30, 2026, as compared to $0.9 million during the nine months ended September 30, 2025, representing a decrease of $0.2 million. The decrease reflects differences in the fair value adjustments recognized on our outstanding liability-classified warrants between the respective periods. During the nine months ended September 30, 2026, the fair values of the Private Placement and Representative’s Warrant liabilities decreased substantially, primarily due to the decline in our common stock price relative to the warrants’ exercise price, resulting in an approximately $0.3 million gain. Additionally, we recognized a $0.4 million gain from the remeasurement of the Ascent Warrants prior to their reclassification to equity during the nine months ended September 30, 2026.

Loss on Disposal of Digital Assets – Loss on disposal of digital assets was $0.3 million during the nine months ended September 30, 2026, as we disposed of our digital assets during the nine months ended September 30, 2026. We did not have any disposals of digital assets during the nine months ended September 30, 2025.

Loss on Change in Fair Value of Digital Assets – Loss on change in fair value of digital assets was less than $0.1 million during the nine months ended September 30, 2025. We disposed of our digital assets during the nine months ended September 30, 2026 and in result, we did not have any changes in fair value during the period.

Interest Expense – Interest expense decreased by $2.4 million, or 98%, to less than $0.1 million during the nine months ended September 30, 2026, from $2.5 million during the nine months ended September 30, 2025. The decrease was primarily due to the conversion of the entirety of our junior convertible debt and a significant portion of our convertible senior notes at the closing of our Business Combination.

Gain on Extinguishment of Debt – Gain on extinguishment of debt increased by $1.8 million during the nine months ended September 30, 2026. The increase was due to the extinguishment of our PPP loan, convertible senior notes and promissory notes during the nine months ended September 30, 2026.

Loss on Extinguishment of Debt – Loss on extinguishment of debt increased by $7.9 million during the nine months ended September 30, 2026. The increase was due to the extinguishment of our related party convertible promissory note and convertible loans payable during the nine months ended September 30, 2026.

Financing Costs, Net – Financing costs, net increased by $1.0 million, or 71%, during the nine months ended September 30, 2026. The increase was primarily due to $2.2 million of Ascent Warrant issuance expense and $0.1 million from the loss on settlement of forward share issuance contract during the nine months ended September 30, 2026. In comparison, financing costs, net were $1.4 million during the nine months ended September 30, 2025 due to our issuance of shares under the ELOC agreement.

Other Income – Other income increased by $0.1 million during the nine months ended September 30, 2026 primarily due to sublease income recognized during the period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred recurring annual losses from operations, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. For the nine months ended September 30, 2026 and 2025, we incurred a net loss of $17.2 million and $31.2 million, respectively. During the nine months ended September 30, 2026 and 2025, we have used $6.9 million and $11.1 million, respectively, of cash in our operating activities. As of September 30, 2026, we had outstanding borrowings with aggregate carrying amounts of approximately $6.8 million, all of which were classified as current liabilities. Certain of these borrowings are measured at fair value under the fair value option, and their carrying amounts may differ from the contractual principal and interest payable upon maturity or settlement. Our outstanding debt obligations include past-due borrowings and convertible notes with contractual maturities during the fourth quarter of 2026 and in 2027, some of which may be settled through the issuance of common stock pursuant to their contractual terms. See Note 5 for further details.

We have been able to finance our operations primarily with the proceeds from the issuance of equity and debt instruments. For the nine months ended September 30, 2026, we obtained net cash from financing activities of $4.4 million, compared to $14.9 million for the same period during 2025. We held cash of $0.3 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively. Additional funds may be necessary to maintain current operations and will be required for successful product commercialization efforts. Conditions exist that raise substantial doubt about our ability to continue as a going concern within one year from the date the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 are issued.

Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity (deficit) and future access to capital.

It is our expectation to continue to make substantial investments in building our European and United States commercial infrastructure and enhancing existing products and developing new ones. Furthermore, we aim to continue discussions with potential partners in Asia.

We expect that we will require additional financing to fund our operations and planned growth. We may seek to raise any additional capital through equity offerings or debt financings, additional credit or loan facilities or a combination of one or more of these funding sources. In the scenario that we are unable to acquire sufficient financing or financing on terms satisfactory to our management or Board of Directors, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. As of and for the three and nine months ended September 30, 2026, there continue to be factors which raise substantial doubt about our ability to continue as a going concern.

Long-Term Liquidity Requirements

We expect to rely on our existing cash resources, potential additional borrowings under the Ascent PIPE financing arrangement, proceeds from the ELOC and other potential equity or debt financings to support our operating activities and planned commercialization efforts. However, our existing cash resources and available financing arrangements may not be sufficient to meet our anticipated operating expenses, working capital requirements and planned capital expenditures. Our ability to obtain additional funding under these arrangements is subject to certain contractual conditions, market conditions and, in certain cases, investor discretion, and there can be no assurance that sufficient funding will be available when needed or on acceptable terms. Accordingly, substantial doubt remains about our ability to continue as a going concern within one year from the date of issuance of these financial statements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets are currently experiencing, and may continue to experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods have been funding our research and development activities, legal and bank transaction fees, and other personnel cost. Near-term capital requirements through September 30, 2027 leading to and supporting initial commercialization are estimated to total approximately $10.2 million and include further research and development to enable us to obtain the required regulatory approvals, manufacturing, commercialization and wide-scale marketing for our Lumee Oxygen and Lumee Glucose devices. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. For any periods after the twelve months subsequent to the filing of these financial statements as of September 30, 2026, we may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our production investments, the pace of our production ramp-up, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(6,886)	$(11,119)	$4,233
Investing activities	1,071	(1,000)	2,071
Financing activities	4,376	14,937	(10,561)
Net increase (decrease) in cash	$(1,439)	$2,818	$(4,257)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026 of $6.9 million was primarily driven by our net loss of $17.2 million, adjusted for non-cash charges of $7.2 million and net cash inflows of $3.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of gain on extinguishment of debt of $1.8 million, loss on extinguishment of debt of $7.9 million, loss on fair value of convertible notes of $2.3 million, non-cash expenses from settlement of liabilities of $1.0 million, stock-based compensation of $0.5 million, loss on the disposal of digital assets of $0.3 million, gain on change in fair value of warrant liabilities of $0.7 million, and the non-cash warrant issuance expense of $2.2 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $2.7 million and a decrease in prepaid expenses and other current assets of $0.4 million.

Cash used in operating activities for the nine months ended September 30, 2025 of $11.1 million was primarily driven by our net loss of $31.2 million, adjusted for non-cash charges of $14.6 million and net cash inflows of $5.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of noncash interest expense of $2.5 million, loss on fair value of convertible notes of $3.7 million, stock-based compensation of $0.7 million, gain on change in fair value of warrant liabilities of $0.9 million, non-cash issuance of inducement shares in connection with the merger of $7.6 million, and the non-cash issuance of warrants associated with ELOC costs of $1.0 million. The main driver of the cash inflows from the changes in operating assets and liabilities was primarily related to an increase in accounts payable of $3.2 million and an increase in accrued expenses and other current liabilities of $2.3 million.

Investing Activities

Cash provided by investing activities was $1.1 million for the nine months ended September 30, 2026, which was primarily due to the sale of our Bitcoins.

Cash used in investing activities was $1.0 million for the nine months ended September 30, 2025 due to our purchase of Bitcoins.

Financing Activities

Cash provided by financing activities was $4.4 million for the nine months ended September 30, 2026, which consisted primarily of proceeds from the issuance of ELOC of $2.9 million, proceeds from the issuance of PIPE notes of $2.8 million, offset by the repayment of borrowings of $1.3 million.

Cash provided by financing activities was $14.9 million for the nine months ended September 30, 2025, which consisted primarily of proceeds from the issuance of convertible senior notes of $1.5 million, proceeds from issuance of PIPE notes of $11.0 million, proceeds from the ELOC of $3.5 million, offset by our payment on notes and convertible loans payable of $1.1 million.

Contractual Obligations

We have contingent commitments consisting of $2.6 million of management bonuses approved in July 2026 ($0.4 million payable in cash and $2.2 million payable in shares), which remain subject to stockholder approval, and a financial advisory fee of $0.6 million in cash and up to $3.1 million in shares of Series A Non-Voting Convertible Preferred Stock payable upon closing of the acquisition of G3. We may also become obligated to redeem shares of Series A Non-Voting Convertible Preferred Stock for cash if stockholder approval of conversion is not obtained within the applicable periods.

As of September 30, 2026, we had outstanding borrowings with aggregate carrying amounts of approximately $6.8 million, all of which were classified as current liabilities. Certain of our outstanding borrowings are measured at fair value under the fair value option, and their carrying amounts may differ from the contractual amounts payable upon maturity or settlement.

Our contractual borrowing obligations include past-due related-party convertible debt and promissory notes, a related-party convertible promissory note maturing in December 2026, and Ascent convertible promissory notes with contractual maturities generally occurring during 2027 or earlier upon the occurrence of certain contractual events. Certain borrowing arrangements provide for conversion or settlement through the issuance of common stock, while other obligations may require cash repayment, including applicable interest and other contractual amounts.

Our ability to satisfy these obligations depends on available cash, future financing activities, potential debt conversions or other settlements, and the willingness of creditors to extend or modify existing arrangements. Given our limited cash resources, historical operating losses, and working capital deficit, we may be unable to satisfy certain obligations as they become due without obtaining additional financing or negotiating alternative settlement arrangements.

Refer to Note 5 for further information regarding the terms of our outstanding borrowings and Note 1 for additional discussion of our liquidity uncertainties.

Critical Accounting Estimates

The accounting policies that we consider to be our most critical, that require our most subjective or complex judgments, are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026. During the nine months ended September 30, 2026, certain additional accounting estimates became critical as a result of the Option Agreement and our reassessment of the excise tax liability assumed in connection with the Business Combination, as discussed below. Except as described below, there have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026.

G3 Call Option Asset

On July 31, 2026, we entered into the Option Agreement, which gives us the right, but not the obligation, to acquire 100% of the equity securities of G3. As consideration for the option, and as an advance of a portion of the total consideration, we issued 50,280 shares of common stock and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock (the “Initial Consideration”). The Initial Consideration is nonrefundable. We recorded the G3 Call Option as an asset of $28.3 million within non-current assets, with a corresponding credit to additional paid-in capital, equal to the fair value of the Initial Consideration on the issuance date. The G3 Call Option was classified as a non-current asset because it represents a right to acquire a business for long-term strategic purposes and is not expected to be realized in cash or converted into current assets within our normal operating cycle. We account for the G3 Call Option at cost and do not remeasure it to fair value each period. If we exercise the option, the carrying amount will be remeasured to fair value and included in the consideration transferred. If the option expires unexercised, the carrying amount will be charged to expense.

Our estimates and judgments in accounting for the G3 Call Option include (i) whether the carrying amount is recoverable at each reporting date, (ii) the likelihood and timing of exercise, and (iii) the classification of the asset as non-current. Our ability to exercise depends on conditions that are largely outside our control. These include completing or obtaining binding commitments for at least $30.0 million of financing, G3 delivering audited and reviewed financial information, stockholder and Nasdaq approvals, continued Nasdaq listing, and the refinancing of certain G3 indebtedness. The option expires 90 days after G3 delivers the specified financial information, which has not been fulfilled as of September 30, 2026. In assessing recoverability at September 30, 2026 based on the above factors, we are actively negotiating the terms of the acquisition with the G3 sellers, as well as seeking financing to satisfy the closing conditions of the potential acquisition. As of September 30, 2026, we concluded that no impairment existed.

Valuation of Series A Non-Voting Convertible Preferred Stock

The Series A Non-Voting Convertible Preferred Stock has no observable market price and cannot be converted into common stock until our stockholders approve the conversion. Each share converts into 250 shares of common stock after that approval. We estimate its fair value using a probability-weighted expected return method, and incorporate the as-converted value of the shares and adjust for the probability and timing of stockholder approval and conversion, the likelihood of obtaining the required financing, and a discount for lack of marketability.

The significant assumptions used in estimating the fair value of the Series A Non-Voting Convertible Preferred Stock issued during the three and nine months ended September 30, 2026 are summarized below. The valuation incorporates probability-weighted scenarios, including the likelihood of obtaining the financing required in connection with the potential G3 acquisition, as this assumption affects the estimated value of the Series A Non-Voting Convertible Preferred Stock.

Valuation Assumption
Expected volatility	251.40% - 354.32%
Risk-free interest rate	3.98% - 4.05%
Expected term (years)	0.42 - 0.79
Discount for lack of marketability	43.6% - 60.0%
Probability of conversion	93.5%
Probability of obtaining required financing	85.0% - 95.0%
Fair value of Common stock	$4.24 - $4.53

We applied this valuation to the Initial Consideration issued on July 31, 2026, which determined the carrying amount of the G3 Call Option at fair value of $28.3 million, and to the 5,929.293 shares issued in August 2026 to settle liabilities and transaction costs, which had an aggregate fair value of approximately $3.1 million. Fair value is determined on each grant date and is not remeasured subsequently as the issued Series A Non-Voting Convertible Preferred Stock is determined to be equity classified. The estimate directly affects the G3 Call Option’s carrying amount, the gain or loss on extinguishment of debt, general and administrative expense, research and development expense and financing costs. These measurements involve significant judgment, and the discount for lack of marketability and the probabilities of conversion and financing are the most sensitive inputs. Changes in these assumptions could materially change the amounts recorded.

To illustrate the sensitivity of these estimates, a hypothetical 10% increase or decrease in the discount for lack of marketability, holding all other assumptions constant, would have decreased or increased the aggregate fair value of our Series A Non-Voting Convertible Preferred Stock by approximately $5.5 million. Similarly, a 10% decrease in the estimated probabilities of conversion and obtaining required financing would have reduced the aggregate fair value by approximately $3.3 million and $3.2 million, respectively, while corresponding increases in these probabilities subject to a maximum of 100%, would have increased the aggregate fair value by approximately $2.1 million and $1.8 million, respectively. Additionally, a 10% increase or decrease in our common stock price would have increased or decreased the aggregate fair value by approximately $3.0 million. These sensitivities reflect hypothetical changes to individual assumptions at the respective valuation dates, with all other assumptions held constant, and do not represent subsequent remeasurement of our equity-classified Series A Non-Voting Convertible Preferred Stock. Actual results could differ from our estimates.

Excise Tax Liability Assumed in the Business Combination

In connection with the Business Combination, we assumed a liability for the 1% U.S. federal excise tax imposed under Section 4501 of the Internal Revenue Code on certain repurchases of stock, including redemptions (the "excise tax"). The determination of whether, and to what extent, the excise tax applies requires significant judgment in interpreting and applying the applicable Treasury regulations and related tax guidance to the facts and circumstances of the Business Combination. We consider the determination of our excise tax liability to be a critical accounting estimate due to the complexity of the applicable guidance, the material impact of the estimate on our financial position, and the potential for the ultimate amount payable to differ materially from our estimate.

During the three months ended June 30, 2026 and the nine months ended September 30, 2026, we obtained additional information and completed a further evaluation of the applicable Treasury regulations and related tax guidance. Based on this evaluation, we revised our estimate of the excise tax liability expected to be payable and concluded that the previously recorded liability was no longer required, other than approximately $44 thousand of costs associated with seeking confirmation of the applicable tax treatment. We accounted for this revision as a change in accounting estimate, recognized prospectively in the period of change. Accordingly, during the three months ended June 30, 2026 and the nine months ended September 30, 2026, we reduced excise tax payable by approximately $1.9 million, with a corresponding increase to additional paid-in capital. The change had no effect on our net loss, net loss per share or cash flows. See Note 2 to our condensed consolidated financial statements for further information.

Our estimate reflects management's interpretation of the applicable tax guidance, informed by advice received from our tax advisors. A significant judgment underlying our determination is the application of the netting rule under Section 4501(c)(3) of the Internal Revenue Code, pursuant to which the fair market value of qualifying shares issued during the applicable taxable year may reduce the amount of stock repurchases subject to the excise tax. Based on our evaluation, we concluded that qualifying shares issued in connection with the Business Combination were sufficient to offset the redemptions subject to the excise tax.

Our determination remains subject to uncertainty, including the possibility that the Internal Revenue Service may disagree with our interpretation or application of the applicable tax guidance. If our position were successfully challenged, we could be required to recognize an additional excise tax liability of up to approximately $1.9 million, plus any applicable interest and penalties. Any resulting adjustment would be recognized in accordance with the applicable accounting guidance in the period in which recognition is required and could materially affect our financial position and, depending on the nature of the adjustment, our results of operations. Any related interest and penalties would be evaluated separately for appropriate recognition and presentation.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our internal controls over financial reporting were not effective due to the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, these material weaknesses have not been remediated.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 31, 2026, we entered into an option agreement with certain stockholders of G3 Vision Labs Inc. (“G3”) pursuant to which we obtained the right, but not the obligation, to acquire 100% of the outstanding equity securities of G3. G3 owns all or substantially all of the equity securities of Med Screen Laboratories Inc., Dominion Diagnostics LLC and Acutis Diagnostics Inc. Our ability to exercise the option and complete the contemplated acquisition is subject to numerous conditions, including: (i) consummating, or obtaining binding commitments for, one or more financings resulting in aggregate gross proceeds of at least $30.0 million; (ii) the refinancing, repayment or other satisfaction of certain G3 indebtedness or receipt of applicable lender consents; (iii) receipt of certain stockholder and Nasdaq approvals; (iv) continued listing of our common stock on Nasdaq; (v) release of the sellers from certain obligations relating to indebtedness of the target companies; and (vi) execution of definitive acquisition documents. The option expires 90 days after the target companies provide us with specified audited and reviewed financial information. There can be no assurance that we will satisfy these conditions within the required timeframes, if at all. Even if we satisfy the conditions to exercise the option, the contemplated acquisition may not be completed due to factors outside our control, including our failure to obtain necessary financing on acceptable terms or third-party consents. If the acquisition is not completed, we will not realize the anticipated benefits, will have incurred significant transaction costs, and will have issued 50,280 shares of common stock (as adjusted for the August Reverse Stock Split) and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock to the sellers without acquiring the target companies. In addition, the announcement of the proposed transaction may cause disruption to our business and divert management attention from our ongoing operations.

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

In connection with the Option Agreement, we issued an aggregate of 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock to the sellers and 3,037.381 shares of Series A Non-Voting Convertible Preferred Stock to our financial advisor. Each share of Series A Preferred Stock is convertible into 250 shares of common stock (as adjusted for the August Reverse Stock Split) following receipt of required stockholder approval, subject to certain beneficial ownership limitations. If stockholder approval is obtained and all outstanding Series A Preferred Stock is converted, approximately 55.9 million shares of common stock would be issuable, which would result in substantial dilution to our existing stockholders. Furthermore, if we exercise the option to acquire G3, the sellers will be entitled to receive an additional 53,918.113 shares of Series A Preferred Stock, which would be convertible into an additional approximately 53.9 million shares of common stock upon stockholder approval. Prior to receipt of any applicable stockholder approval, the Series A Preferred Stock shall not be convertible into more than 19.99% of the number of shares of common stock outstanding immediately prior to the closing date, in accordance with Nasdaq Listing Rules. In addition, if the acquisition closes and, 18 months following closing, the required stockholder approval for conversion has not been obtained and we are unable or otherwise fail to deliver the common shares issuable upon conversion, each seller may elect to require us to redeem its Series A Preferred Stock for cash at an amount based on the then-current fair value of the underlying common stock. We may not have sufficient funds available to satisfy any such redemption obligation, and such redemption could have a material adverse effect on our liquidity and financial condition.

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

In connection with the additional closing on April 2, 2026, the Company issued an Ascent PIPE Note with an aggregate principal amount of approximately $0.6 million. The note matures on April 2, 2027, bears interest at 12% per annum and is convertible into shares of the Company’s common stock, subject to the terms of the note. As consideration for Ascent’s participation in the April 2, 2026 additional closing, Ascent earned a warrant (“Ascent Warrant”) to purchase 11,111 shares of the Company’s common stock at an exercise price of $4.28 per share, as adjusted for the July and August Reverse Stock Splits. The Ascent Warrant was exercisable on a cash or cashless basis for a period of five years and was subject to a 9.99% beneficial ownership limitation and customary anti-dilution adjustments.

In connection with the additional closing on April 20, 2026, the Company issued an Ascent PIPE Note with an aggregate principal amount of approximately $1.1 million. The note matures on April 20, 2027, bears interest at 12% per annum and is convertible into shares of the Company’s common stock, subject to the terms of the note. In connection with the April 20, 2026 closing, the Company entered into a side letter agreement with Ascent pursuant to which Ascent waived certain defaults under the Purchase Agreement and the Company issued a replacement Ascent Warrant that replaced the warrant earned on April 2, 2026. The replacement warrant increased the number of shares issuable upon exercise from 11,111 shares to 33,333 shares, as adjusted for the July and August Reverse Stock Splits, retained an exercise price of $4.28 per share and is exercisable on a cash or cashless basis through April 20, 2031. The Ascent Warrant was fair valued at $2.2 million at April 20, 2026 and was expensed under financing costs, net on the condensed consolidated statements of operations. See Note 9 for inputs to estimate the fair value of the warrant at issuance. The Company also agreed to provide Ascent with demand and piggyback registration rights with respect to the underlying shares.

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

On August 12, 2026, in connection with Amendment No. 5 to the PIPE Subscription Agreement, the Company amended the exercise price of the Ascent Warrants to $1.07 per share, which was subsequently adjusted to $4.28 per share to reflect the August 17, 2026 reverse stock split. The amendment did not change the number of shares issuable upon exercise of the Warrants. As of September 30, 2026, the Ascent Warrants, if fully exercised into 33,333 common shares, would represent approximately 1.31% of our outstanding common stock on a post-exercise, fully diluted basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2026, in connection with entering into the Option Agreement with certain stockholders of G3 Vision Labs Inc. described in Note 7 to the condensed consolidated financial statements, the Company issued to the sellers an aggregate of 50,280 shares of common stock (as adjusted for the August Reverse Stock Split) and 52,903.566 shares of Series A Non-Voting Convertible Preferred Stock . The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based on representations made by the sellers regarding their status as accredited investors and the private nature of the transaction. In connection with entering into the Option Agreement, the Company issued 3,037.381 shares of Series A Non-Voting Convertible Preferred Stock to its financial advisor.

During August 2026, the Company issued an aggregate of 5,929.293 shares of Series A Non-Voting Convertible Preferred Stock in settlement of approximately $6.3 million of outstanding liabilities, including amounts owed to financial advisors, vendors, employees and holders of outstanding notes. Refer to Note 8 for further details regarding these issuances.

In connection with the Option Agreement and the Company’s efforts to regain compliance with Nasdaq’s continued listing requirements, the Company is undertaking a debt reorganization (the “Debt Reorganization”) consisting of (i) the exchange by holders of certain of the Company’s outstanding promissory notes and convertible notes of such notes for shares of Series A Non-Voting Convertible Preferred Stock pursuant to exchange agreements (the “Exchange Agreements”) and (ii) the subscription by certain service providers owed fees by the Company, including former underwriters and advisors in connection with the Company’s initial public offering and business combination with NorthView Acquisition Corporation, for shares of Series A Non-Voting Convertible Preferred Stock in satisfaction of amounts owed to them pursuant to subscription agreements (the “Subscription Agreements”).

On August 12, 2026, the Company entered into Exchange Agreements with certain holders of its outstanding notes, including Blake Cleveland, William McMillan, Kurt Petersen and Roy Rogers, pursuant to which such holders agreed to exchange their notes for shares of Series A Non-Voting Convertible Preferred Stock at a rate of approximately 0.934579 shares of Series A Non-Voting Convertible Preferred Stock for every $1,000 of principal and accrued and unpaid interest, reflecting an effective price of $4.28 per common share equivalent after giving effect to the August Reverse Stock Split. The noteholders party to the Exchange Agreements hold notes with an aggregate principal amount and accrued interest of approximately $6.9 million, which are expected to be exchanged for an aggregate of up to approximately 6,403.095 shares of Series A Non-Voting Convertible Preferred Stock. The exchange is subject to customary closing conditions, including the accuracy of representations and warranties and the absence of a material adverse effect, and the shares of Series A Non-Voting Convertible Preferred Stock issued thereunder will automatically convert into shares of common stock on the later of the third business day following delivery of such shares and the first date on which conversion is permitted under the Certificate of Designation, subject to the receipt of stockholder approval and applicable beneficial ownership limitations.

Between August 11, 2026 and August 20, 2026, the Company entered into Subscription Agreements with Dawson James Securities, Inc., Finalis Securities, LLC, H.C. Wainwright & Co., LLC, I-Bankers Securities, Inc., Lacarya Scott and Romy Seth, pursuant to which each subscriber agreed to accept shares of Series A Non-Voting Convertible Preferred Stock, valued at $1,070 per share (equivalent to $4.28 per share of common stock after giving effect to the August Reverse Stock Split), in full satisfaction of deferred underwriting compensation, success fees or other amounts owed by the Company to such subscriber in connection with the Company’s initial public offering and business combination. Upon issuance, the Company’s obligation to pay such amounts in cash is satisfied and discharged. The Series A Non-Voting Convertible Preferred Stock issued under the Subscription Agreements is convertible into shares of common stock following receipt of stockholder approval, subject to beneficial ownership limitations. The Company has agreed to use its reasonable best efforts to file a registration statement registering the resale of the shares of common stock issuable upon conversion.

The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and, with respect to the shares of Series A Non-Voting Convertible Preferred Stock issued or issuable pursuant to the Exchange Agreements, Section 3(a)(9) of the Securities Act of 1933, as amended, as no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

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

On November 5, 2026, the Company entered into Amendment No. 4 to Note Modification and Conversion Agreement (the “Fourth Amendment”) with the Holder. Pursuant to the Fourth Amendment, the Agreement was amended to change the conversion price to a price per share equal to the greater of (a) $0.20 (the “Floor Price”), and (b) the closing price of the Company’s common stock on the trading day immediately preceding the date on which the applicable conversion notice is delivered to the Company, as reported on The Nasdaq Stock Market, in each case subject to equitable adjustment for any stock split, stock dividend, reverse stock split, combination, reclassification, recapitalization or similar transaction, and in no event less than the Floor Price (as so adjusted). The amended conversion price applies to any conversion of the Note for which a conversion notice is delivered on or after November 5, 2026, and the number of shares issuable upon conversion continues to be determined by dividing the product of the principal amount of the Note being converted and 122% by the conversion price. The Fourth Amendment was approved by the Audit Committee of the Board of Directors and by the Board of Directors of the Company.

The foregoing descriptions of the Second Amendment, Third Amendment and Fourth Amendment are summary in nature and are qualified in their entirety by reference to the full text of the Second Amendment, Third Amendment and Fourth Amendment, respectively, copies of which are filed as Exhibits 10.11 and 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 29, 2026, and as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2026, respectively, and are incorporated by reference herein.

The information regarding the Company’s entry into the Exchange Agreements and the Subscription Agreements in connection with the Debt Reorganization set forth in Part II, Item 2 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 5. The foregoing descriptions of the Exchange Agreements are summary in nature and are qualified in their entirety by reference to the full text of such agreements, a form of which is filed as Exhibits 10.11 and is incorporated by reference herein. The foregoing descriptions of the Subscription Agreements are summary in nature and are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 10.12 through 10.17 hereto and are incorporated by reference herein.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

EXHIBIT INDEX

Exhibit Number	Description
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Profusa, Inc., effecting a 1-for-25 reverse stock split, filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 6, 2026).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Profusa, Inc., effecting a 1-for-4 reverse stock split, filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2026).
10.1	Amendment No. 2 to Note Modification and Conversion Agreement, dated as of July 31, 2026, by and between the Company and NorthView Sponsor I LLC. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on August 19, 2026).
10.2	Amendment No. 3 to Note Modification and Conversion Agreement, dated as of August 12, 2026, by and between the Company and NorthView Sponsor I LLC. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 19, 2026).
10.3	Amendment No. 5 to the Securities Purchase Agreement, dated August 12, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2026).
10.4	Senior Secured Convertible Promissory Note, dated August 12, 2026, issued to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 21, 2026).
10.5	Exchange Agreement, dated August 19, 2026, with Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 21, 2026).
10.6	Senior Secured Convertible Promissory Note, dated September 1, 2026, issued to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 1, 2026).
10.7	Senior Secured Convertible Promissory Note, dated September 16, 2026, issued to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2026).
10.8	Amendment No. 1, dated October 4, 2026, to the Securities Purchase Agreement and the Senior Secured Convertible Promissory Note issued by Profusa, Inc. on April 2, 2026, for the benefit of Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2026).
10.9	Amendment No. 1, dated October 4, 2026, to the Securities Purchase Agreement and the Senior Secured Convertible Promissory Note issued by Profusa, Inc. on April 20, 2026, for the benefit of Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2026).
10.10	Senior Secured Convertible Promissory Note, dated October 15, 2026, issued to Ascent Partners Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2026).
10.11*	Form of Exchange Agreement

10.12*	Subscription Agreement, dated as of August 19, 2026, by and between Profusa, Inc. and Dawson James Securities, Inc.
10.13*	Subscription Agreement, dated as of August 17, 2026, by and between Profusa, Inc. and Finalis Securities LLC.
10.14*	Subscription Agreement, dated as of August 24, 2026, by and between Profusa, Inc. and H.C. Wainwright & Co., LLC.
10.15*	Subscription Agreement, dated as of August 26. 2026, 2026, by and between Profusa, Inc. and I-Bankers Securities, Inc.
10.16*	Subscription Agreement, dated as of August 11, 2026, by and between Profusa, Inc. and Lacarya Scott.
10.17*	Subscription Agreement, dated as of August 11, 2026, by and between Profusa, Inc. and Romy Seth.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
#	Portions of the exhibit have been excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUSA, INC.

Date: November 13, 2026	By:	/s/ Jack Stover
	Name:	Jack Stover
	Title:	Chief Executive Officer

Date: November 13, 2026	By:	/s/ Fred Knechtel
	Name:	Fred Knechtel
	Title:	Chief Financial Officer